Form 10-Q
period 1995-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1995-08-10
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                                ---------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                       Commission file number   0-16789
                                             --------------

Enstar Income/Growth Program Five-B, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                            58-1713008
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (310)824-9990
                                                       -------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                               ---   ---

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            CONDENSED BALANCE SHEETS

                    =========================================



                                                          December 31,           June 30,
                                                             1994*                 1995
                                                         ----------            ----------
                                                                               (unaudited)
ASSETS:
  Equity in net assets of joint venture                  $5,200,600            $4,949,100
  Cash                                                       49,300                 4,100
  Due from affiliates                                         -                     3,200
                                                         ----------            ----------
                                                         $5,249,900            $4,956,400
                                                         ==========            ==========

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                       $   10,500            $   12,900
  Due to affiliates                                          28,800                    --
                                                         ----------            ----------
             TOTAL LIABILITIES                               39,300                12,900
                                                         ----------            ----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                          (72,000)              (74,700)
  Limited partners                                        5,282,600             5,018,200
                                                         ----------            ----------
             TOTAL PARTNERSHIP CAPITAL                    5,210,600             4,943,500
                                                         ----------            ----------
                                                         $5,249,900            $4,956,400
                                                         ==========            ==========





               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================

                                                                        Unaudited
                                                           ----------------------------------
                                                                   Three months ended
                                                                         June 30,
                                                           ----------------------------------
                                                               1994                     1995
                                                           ---------                ---------
OPERATING EXPENSES:
         General and administrative expenses               $ (12,700)               $ (12,100)
  General Partner reimbursed expenses                         (4,800)                   -
                                                           ---------                ---------

                                                             (17,500)                 (12,100)

OTHER EXPENSE:
  Interest expense                                              (500)                   -
                                                           ---------                ---------

LOSS BEFORE EQUITY IN NET LOSS
  OF JOINT VENTURE                                           (18,000)                 (12,100)

EQUITY IN NET LOSS OF JOINT VENTURE                         (142,900)                (122,000)
                                                           ---------                ---------

NET LOSS                                                   $(160,900)               $(134,100)
                                                           =========                =========


NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                     $   (2.66)               $   (2.22)
                                                           =========                =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                          $  59,830                $  59,830
                                                           =========                =========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================



                                                                   Unaudited
                                                       ---------------------------------
                                                                Six months ended
                                                                    June 30,
                                                       ---------------------------------
                                                           1994                   1995
                                                       ---------               ---------
OPERATING EXPENSES:
  General and administrative expenses                  $ (18,200)              $ (15,000)
  General Partner management fees
     and reimbursed expenses                              (9,700)                    --
                                                       ---------               ---------

                                                         (27,900)                (15,000)
OTHER INCOME (EXPENSE):
  Interest expense                                        (1,100)                   (600)
                                                       ---------               ---------

LOSS BEFORE EQUITY IN NET LOSS
  OF JOINT VENTURE                                       (29,000)                (15,600)

EQUITY IN NET LOSS
  OF JOINT VENTURE                                      (249,400)               (251,500)
                                                       ---------               --------

NET LOSS                                               $(278,400)              $(267,100)
                                                       =========               =========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                 $   (4.61)              $   (4.42)
                                                       =========               =========


AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                         59,830                  59,830
                                                       =========               =========



           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================



                                                                              Unaudited
                                                               ----------------------------------
                                                                          Six months ended
                                                                              June 30,
                                                               ----------------------------------
                                                                  1994                     1995
                                                               ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(278,400)               $(267,100)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Equity in net loss of Joint Venture                     249,400                  251,500
         Increase (decrease) from changes in:
         Due from affiliates                                       -                       (3,200)
         Accounts payable and due to affiliates                    5,500                  (26,400)
                                                               ---------                ---------

           Net cash used in operating activities                 (23,500)                 (45,200)
                                                               ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Venture                                22,100                      --
                                                               ---------                ---------


DECREASE IN CASH                                                  (1,400)                 (45,200)

CASH AT BEGINNING OF PERIOD                                        4,600                   49,300
                                                               ---------                ---------

CASH AT END OF PERIOD                                          $   3,200                $   4,100
                                                               =========                =========





           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1995. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $63,200 and $124,500 and reimbursement of expenses of approximately $62,700 and $115,600 under its management agreement for the three and six months ended June 30, 1995, respectively. In addition, the Joint Venture paid the Corporate General Partner approximately $15,800 and $31,100 in respect of its 1% special interest during the three and six months ended June 30, 1995, respectively. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Joint Venture could negotiate for such programming services on a stand-alone basis. The Joint Venture paid the affiliate $285,000 and $564,400 for programming services for the three and six months ended June 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995 and 1994.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                ===============================================





3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATION

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994 have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.

                                              December 31,                June 30,
                                                  1994*                     1995
                                              -----------               -----------
                                                                        (unaudited)
Current assets                                $ 1,890,600               $ 2,390,300
Investment in cable television
    properties, net                            16,077,200                15,539,900
Other assets                                      264,400                   234,800
                                              -----------               -----------

                                              $18,232,200               $18,165,000
                                              ===========               ===========


Current liabilities                           $ 1,063,800               $ 1,499,600
Long-term debt                                  6,767,200                 6,767,200
Venturers' capital                             10,401,200                 9,898,200
                                              -----------               -----------

                                              $18,232,200               $18,165,000
                                              ===========               ===========





               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.

                ===============================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONT.)



                                                                     Unaudited
                                                       -----------------------------------
                                                                Three months ended
                                                                     June 30,
                                                       -----------------------------------
                                                           1994                    1995
                                                       ----------               ----------
REVENUES                                               $1,555,100               $1,579,400
                                                       ----------               ----------

OPERATING EXPENSES:
  Service costs                                           551,200                  549,300
  General and administrative expenses                     224,200                  192,300
  General Partner management fees and
     reimbursed expenses                                  148,100                  141,700
  Depreciation and amortization                           757,200                  758,600
                                                       ----------               ----------
v
                                                        1,680,700                1,641,900
                                                       ----------               ----------


OPERATING LOSS                                           (125,600)                 (62,500)

OTHER INCOME (EXPENSE):
  Interest income                                           2,800                   16,600
  Interest expense                                       (163,000)                (198,100)
                                                       ----------               ----------

NET LOSS                                               $ (285,800)              $ (244,000)
                                                       ==========               ==========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)
              ===================================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)

                                                                     Unaudited
                                                          -------------------------------
                                                                 Six months ended
                                                                     June 30,
                                                          -------------------------------
                                                             1994                  1995
                                                          ----------           ----------
REVENUES                                                  $3,086,900           $3,112,000
                                                          ----------           ----------

OPERATING EXPENSES:
  Service costs                                            1,048,900            1,084,100
  General and administrative expenses                        433,500              385,700
  General Partner management fees and
     reimbursed expenses                                     299,300              271,200
  Depreciation and amortization                            1,501,000            1,515,900
                                                          ----------           ----------

                                                           3,282,700            3,256,900
                                                          ----------           ----------


OPERATING LOSS                                              (195,800)            (144,900)

OTHER INCOME (EXPENSE):
  Interest income                                              4,500               30,100
  Interest expense                                          (307,600)            (388,300)
                                                          ----------           ----------

NET LOSS                                                  $ (498,900)          $ (503,100)
                                                          ==========           ==========

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

         All of the Partnership's cable television business operations are conducted through its participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley. The Partnership participates equally with its affiliated partner (Enstar Income/Growth Program Five-A, L.P.) under the Joint Venture Agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture did not pay distributions to the Partnership and the Partnership did not pay distributions to its partners during the three and six months ended June 30, 1995.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

         THE JOINT VENTURE

         The Joint Venture's revenues increased by $24,300, or by 1.6%, and by $25,100, or by 0.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $25,800 was due to greater numbers of subscriptions for cable service, $24,200 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995, $16,000 was due to increases in unregulated rates charged for premium services and $17,300 was due to an increase in other revenue producing items. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $59,000 for the three months ended June 30, 1995. Of the six months' increase, $65,100 was due to greater numbers of subscriptions for cable service, $32,000 was due to an increase in other revenue producing items, $24,200 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented in April 1995 and $21,800 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $118,000 for the six months ended June 30, 1995.

         Service costs for the Joint Venture were essentially the same for the three months and increased by $35,200, or by 3.4%, for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the six months' increase, $54,600 was due to decreased capitalization of labor and overhead expense, $39,300 was due to increases in programming fees charged by program suppliers and $9,200 due to higher property taxes. Capitalization of labor and overhead costs was greater in the first six months of 1994 due to the rebuild of storm- damaged plant in Kentucky. These increases were partially offset by a $24,200 decrease in personnel costs, a $17,900 decrease in repair and maintenance expense and a $16,700 decrease in pole rent expense.

         General and administrative expenses decreased by $31,900, or by 14.2%, and by $47,800, or by 11%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $23,300 was due to a decrease in bad debt expense and $10,000 was due to an increase in the capitalization of labor and overhead expense as a result of increased capital projects. Of the six months' decrease, $40,000 was due to a decrease in bad debt expense, $13,300 to a decrease in marketing expense and $5,700 to a decrease in customer billing expense.

         Management fees and reimbursed expenses decreased by $6,400, or by 4.3%, and by $28,100, or by 9.4%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. The decrease was due to reductions in reimbursable expenses payable to the Corporate General Partner including lower allocated personnel costs, consulting and computer service fees, postage costs and telephone expense.

         Depreciation and amortization expense remained essentially the same for the three months ended June 30, 1995 and increased by $14,900, or by 1.0%, for the six months ended June 30, 1995 compared with the equivalent 1994 periods. The six months' increase resulted from a reduction in the estimated remaining life of existing plant being replaced.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


RESULTS OF OPERATIONS


         The Joint Venture's operating loss decreased by $63,100, or by 50.2%, and by $50,900, or by 26%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. The three months' decrease was principally due to increased revenues and decreases in bad debt expense and repair and maintenance expense as described above. The six months' decrease was principally due to higher revenues and decreases in bad debt expense, reimbursable expenses allocated by the General Partner and personnel costs as described above.

         Interest income increased by $13,800 and $25,600 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher cash balances available for investment and higher interest rates earned on invested funds.

         Interest expense increased by $35,100, or by 21.5%, and by $80,700, or by 26.2%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to an increase in the average interest rate paid by the Joint Venture on long-term borrowings (8.3% and 8.0% during the three and six months ended June 30, 1994 as compared to 10.5% and 10.4% for the corresponding periods in 1995).

         Due to the factors described above, the Joint Venture's net loss decreased by $41,800, or by 14.6%, and increased by $4,200, or by 0.8%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 40.6% to 44.1% during the three months ended June 30, 1995 compared with the equivalent 1994 period and from 42.3% to 44.1% for the six months ended June 30, 1995 as compared with the corresponding 1994 period. The three months' increase was principally due to higher revenues and lower bad debt and repair and maintenance expense. The six months' increase was primarily the result of higher revenues and lower bad debt expense, reimbursed expenses allocated by the General Partner, and personnel costs as described above. Accordingly, EBITDA increased by $64,500, or by 10%, and by $65,800, or by 5%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the revenues and cash flow of the Partnership and Joint Venture.

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture has budgeted capital expenditures of approximately $2,500,000 in 1995, primarily for line extensions and to upgrade certain equipment.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED.)


         Management believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures in 1995. As a result, the Corporate General Partner intends to use its cash for such purposes. Accordingly, management does not anticipate a resumption of distributions to unitholders during the remainder of 1995.

         In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the Lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning on September 30, 1994 which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of June 30, 1995. The Joint Venture's maximum commitment will decrease by $650,000 in 1995 to $8,200,000 and by $1,350,000 in 1996 to
$6,850,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. At June 30, 1995, the loan balance was $6,767,200.

         SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         The Partnership used $21,700 more cash in operating activities during the six months ended June 30, 1995 compared with the prior year period, primarily due to a $31,900 increase in the payment of liabilities owed to the Corporate General Partner and third party creditors and a $3,200 increase in receivables from affiliates. Partnership expenses used $13,400 less cash during the three months ended June 30, 1995 as compared to the corresponding six months in 1994 after adding back non-cash equity in net loss of Joint Venture.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.



PART II.  OTHER INFORMATION


ITEMS 1-5.      Not applicable.

ITEM 6.         Exhibits and Reports on Form 8-K

                (a)      None

                (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                         A GEORGIA LIMITED PARTNERSHIP
                         ----------------------------
                                  (Registrant)



                              By:     ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner




Date:  August 9, 1995         By:   /s/ Michael K. Menerey
                                    ------------------------
                                     Michael K. Menerey,
                                     Chief Financial Officer