Form 10-Q
period 1996-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1996-05-15
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                               --------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  ---------

                         Commission file number 0-16789
                                               --------

Enstar Income/Growth Program Five-B, L.P.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Georgia                                         58-1713008
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (310) 824-9990
                                                   -----------------------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION
                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
                            CONDENSED BALANCE SHEETS

                                                                        December 31,         March 31,
                                                                            1995*              1996
                                                                         ----------         ----------
                                                                                            (unaudited)

ASSETS:
  Cash                                                                   $      700         $    5,900
  Due from affiliates                                                         4,300                -
  Equity in net assets of joint venture                                   4,636,500          4,521,200
                                                                         ----------         ----------
                                                                         $4,641,500         $4,527,100
                                                                         ==========         ==========

                               LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                       $   14,800         $   20,300
  Due to affiliates                                                             -                  500
                                                                         ----------         ----------

           TOTAL LIABILITIES                                                 14,800             20,800
                                                                         ----------         ----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                          (77,800)           (79,000)
  Limited partners                                                        4,704,500          4,585,300
                                                                         ----------         ----------

           TOTAL PARTNERSHIP CAPITAL                                      4,626,700          4,506,300
                                                                         ----------         ----------

                                                                         $4,641,500         $4,527,100
                                                                         ==========         ==========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                              Unaudited
                                                     --------------------------
                                                         Three months ended
                                                               March 31,
                                                     --------------------------
                                                       1995             1996
                                                     ---------        ---------
OPERATING EXPENSES:
  General and administrative expenses                $  (2,900)       $  (8,600)
                                                     ---------        ---------
                                                        (2,900)          (8,600)

OTHER EXPENSE:
  Interest expense                                        (600)             -
                                                     ---------        ---------

LOSS BEFORE EQUITY IN NET LOSS
  OF JOINT VENTURE                                      (3,500)          (8,600)

EQUITY IN NET LOSS OF JOINT VENTURE                   (129,500)        (111,800)
                                                     ---------        ---------

NET LOSS                                             $(133,000)       $(120,400)
                                                     =========        =========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                               $   (2.20)       $   (1.99)
                                                     =========        =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                    $  59,830        $  59,830
                                                     =========        =========

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                             Unaudited
                                                                     --------------------------
                                                                         Three months ended
                                                                              March 31,
                                                                     --------------------------
                                                                        1995            1996
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(133,000)       $(120,400)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:

        Equity in net loss of Joint Venture                            129,500          111,800
        Increase (decrease) from changes in:
         Due from affiliates                                               -              4,300
         Accounts payable and due to affiliates                        (32,200)           6,000
                                                                     ---------        ---------

           Net cash provided by (used in) operating activities         (35,700)           1,700
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Venture                                         -              3,500
                                                                     ---------        ---------

INCREASE (DECREASE) IN CASH                                            (35,700)           5,200

CASH AT BEGINNING OF PERIOD                                             49,300              700
                                                                     ---------        ---------

CASH AT END OF PERIOD                                                $  13,600        $   5,900
                                                                     =========        =========

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1996. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $63,700 and reimbursement of expenses of approximately $66,300 under its management agreement for the three months ended March 31, 1996. In addition, the Joint Venture paid the Corporate General Partner approximately $15,900 in respect of its 1% special interest during the three months ended March 31, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $150,300 for the three months ended March 31, 1996. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Joint Venture could negotiate for such programming services on a stand-alone basis. The Joint Venture paid the affiliate

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   CONTINUED


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

$301,000 for programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATION

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

                                                   December 31,       March 31,
                                                       1995*            1996
                                                   -----------       -----------
                                                                     (unaudited)
Current assets                                     $ 1,868,400       $ 2,243,500
Investment in cable television
    properties, net                                 14,975,900        14,392,400
Other assets                                           205,400           193,200
                                                   -----------       -----------

                                                   $17,049,700       $16,829,100
                                                   ===========       ===========

    Current liabilities                            $ 1,009,500       $ 1,019,700
    Long-term debt                                   6,767,200         6,767,200
    Venturers' capital                               9,273,000         9,042,200
                                                   -----------       -----------

                                                   $17,049,700       $16,829,100
                                                   ===========       ===========

               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    CONCLUDED

5.       EQUITY IN NET ASSETS OF JOINT VENTURE

                                                             Unaudited
                                                   ----------------------------
                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                      1995              1996
                                                   ----------        ----------

REVENUES                                           $1,532,600        $1,591,800
                                                   ----------        ----------

OPERATING EXPENSES:
  Service costs                                       534,800           591,700
  General and administrative expenses                 193,400           204,900
  General Partner management fees and
      reimbursed expenses                             129,500           145,900
  Depreciation and amortization                       757,300           704,600
                                                   ----------        ----------

                                                    1,615,000         1,647,100
                                                   ----------        ----------

OPERATING LOSS                                        (82,400)          (55,300)

OTHER INCOME (EXPENSE):

  Interest income                                      13,500            14,000
  Interest expense                                   (190,200)         (182,300)
                                                   ----------        ----------

NET LOSS                                           $ (259,100)       $ (223,600)
                                                   ==========        ==========

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture did not pay distributions to the Partnership and the Partnership did not pay distributions to its partners during the three months ended March 31, 1996.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $1,532,600 to $1,591,800, or by 3.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $59,200 increase in revenues, $40,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $11,100 was due to increases in the number of subscriptions for service and $7,700 resulted from increases in other revenue producing items.

         Service costs for the Joint Venture increased from $534,800 to $591,700, or by 10.6%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $56,900 increase, $29,900 was due to cost of living increases in personnel costs, $21,600 related to increased programming fees charged by program suppliers (including primary satellite fees) and $12,900 was due to an increase in property taxes. These increases were partially offset by a $9,200 increase in capitalization of labor and overhead expense due to more capital projects during the 1996 period. The increase in programming expense was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased from $193,400 to $204,900, or by 6.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $11,500 increase, $8,600 was due to an increase in personnel costs and $7,000 was due to an increase in marketing expense. These increases were partially offset by a $4,400 decrease in telephone expense.

         Management fees and reimbursed expenses increased from $129,500 to $145,900, or by 12.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $16,400 increase, $13,400 was due to increased reimbursable expenses allocated by the Corporate General Partner, including higher personnel costs and office rent. Management fees increased by $3,000 in direct relation to increases in revenues as described above.

         Depreciation and amortization expense decreased from $757,300 to $704,600, or by 7.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain intangible assets becoming fully amortized after the first quarter 1995.

         The Joint Venture's operating loss decreased from $82,400 to $55,300, or by 32.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest income increased from $13,500 to $14,000, or by 3.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher cash balances available for investment.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense decreased from $190,200 to $182,300, or by 4.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, due to a decrease in the average interest rate paid by the Joint Venture on long-term borrowings (9.8% for the 1996 period versus 10.3% for the corresponding period in 1995).

         Due to the factors described above, the Joint Venture's net loss decreased from $259,100 to $223,600 for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 44.0% to 40.8% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The decrease was primarily due to increases in personnel costs and programming expense. Accordingly, EBITDA decreased from $674,900 to $649,300, or by 3.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

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

         Management believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1996. As a result, the Corporate General Partner intends to use its cash for such purposes. Accordingly, management does not anticipate a resumption of distributions to unitholders during 1996.

         In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the Lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning on September 30, 1994 which are payable at the end of

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of March 31, 1996. The Joint Venture's maximum commitment will decrease by $1,350,000 in 1996 to $6,850,000, which will not require any repayment in 1996 since the outstanding balance under the Facility at March 31, 1996 was $6,767,200.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities provided cash of $1,700 during the three months ended March 31, 1996 as compared to the first three months of 1995 when operating activities used cash of $35,700. The change was primarily due to a $38,200 decrease in the payment of liabilities owed to the Corporate General Partner and third party creditors and a $4,300 decrease in receivables from affiliates. Partnership expenses used $5,100 more cash during the three months ended March 31, 1996 as compared to the corresponding three months in 1995 after adding back non-cash equity in net loss of Joint Venture.

         Financing activities provided $3,500 more cash in the 1996 period due to distributions of cash flow from the Joint Venture.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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




                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          A GEORGIA LIMITED PARTNERSHIP
                          -----------------------------
                                  (Registrant)



                          By:   ENSTAR COMMUNICATIONS CORPORATION
                                General Partner


                          By:
Date: May 9, 1996                /s/ Michael K. Menerey
                                -----------------------
                                 Michael K. Menerey,
                                 Chief Financial Officer