Form 10-Q
period 1996-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1996-11-13
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


                       Commission file number   0-16789

                   Enstar Income/Growth Program Five-B, L.P
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                     58-1713008
-------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA            90024
  -----------------------------------------------------          ----------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990
                                                    --------------

         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I - FINANCIAL INFORMATION

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            CONDENSED BALANCE SHEETS


                                                                                December 31,              September 30,
                                                                                    1995*                      1996
                                                                                ------------              -------------
                                                                                                           (unaudited)
ASSETS:
  Cash                                                                          $      700                $   12,500
  Due from affiliates                                                                4,300                      --
  Equity in net assets of joint venture                                          4,636,500                 4,330,600
                                                                                ----------                ----------
                                                                                $4,641,500                $4,343,100
                                                                                ==========                ==========

                                        LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                              $   14,800                $   19,100
  Due to affiliate                                                                    --                         400
                                                                                ----------                ----------
        TOTAL LIABILITIES                                                           14,800                    19,500
                                                                                ----------                ----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                                 (77,800)                  (80,800)
  Limited partners                                                               4,704,500                 4,404,400
                                                                                ----------                ----------
        TOTAL PARTNERSHIP CAPITAL                                                4,626,700                 4,323,600
                                                                                ----------                ----------
                                                                                $4,641,500                $4,343,100
                                                                                ==========                ==========


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                        Unaudited
                                                                          ----------------------------------
                                                                                   Three months ended
                                                                                       September 30,
                                                                          ----------------------------------
                                                                             1995                      1996
                                                                          ---------                 --------
 OPERATING EXPENSES:
   General and administrative expenses                                    $  (6,100)                $ (7,200)
                                                                          ---------                 --------
 OTHER EXPENSE:
   Interest expense                                                           -                         (500)
                                                                          ---------                 --------
 LOSS BEFORE EQUITY IN NET LOSS
   OF JOINT VENTURE                                                          (6,100)                  (7,700)

 EQUITY IN NET LOSS OF JOINT VENTURE                                       (163,100)                 (70,700)
                                                                          ---------                 --------
 NET LOSS                                                                 $(169,200)                $(78,400)
                                                                          =========                 ========
 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                   $   (2.80)                $  (1.30)
                                                                          =========                 ========

 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                        $  59,830                 $ 59,830
                                                                          =========                 ========


           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                        Unaudited
                                                                          -----------------------------------
                                                                                    Nine months ended
                                                                                      September 30,
                                                                          -----------------------------------
                                                                             1995                      1996
                                                                          ---------                 ---------
 OPERATING EXPENSES:
   General and administrative expenses                                    $ (21,100)                $ (27,800)
                                                                          ---------                 ---------
 OTHER EXPENSE:
   Interest expense                                                            (600)                     (900)
                                                                          ---------                 ---------
 LOSS BEFORE EQUITY IN NET LOSS
   OF JOINT VENTURE                                                         (21,700)                  (28,700)

 EQUITY IN NET LOSS OF JOINT VENTURE                                       (414,600)                 (274,400)
                                                                          ---------                 ---------
 NET LOSS                                                                 $(436,300)                $(303,100)
                                                                          =========                 =========
 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                   $   (7.22)                $   (5.02)
                                                                          =========                 =========

 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                           59,830                    59,830
                                                                          =========                 =========


           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Unaudited
                                                                          ----------------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                          ----------------------------------
                                                                             1995                     1996
                                                                          ---------                ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(436,300)               $(303,100)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Equity in net loss of Joint Venture                                  414,600                  274,400
       Increase (decrease) from changes in:
         Due from affiliates                                                 (1,500)                   4,300
         Accounts payable and due to affiliate                              (25,100)                   4,700
                                                                          ---------                ---------
              Net cash used in operating activities                         (48,300)                 (19,700)
                                                                          ---------                ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Venture                                          -                        31,500
                                                                          ---------                ---------
 INCREASE (DECREASE) IN CASH                                                (48,300)                  11,800

 CASH AT BEGINNING OF PERIOD                                                 49,300                      700
                                                                          ---------                ---------
 CASH AT END OF PERIOD                                                    $   1,000                $  12,500
                                                                          =========                =========


           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1996. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $67,400 and $197,400 and reimbursement of expenses of approximately $68,100 and $205,900 under its management agreement for the three and nine months ended September 30, 1996. In addition, the Joint Venture paid the Corporate General Partner approximately $16,900 and $49,400 in respect of its 1% special interest during the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

                 The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $139,000 and $434,200 for the three and nine months ended September 30, 1996. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES
         (CONCLUDED)

                 Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Joint Venture could negotiate for such programming services on a stand-alone basis. The Joint Venture paid the affiliate $332,300 and $933,800 for programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.


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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

                 The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

                                                                   December 31,       September 30,
                                                                      1995*               1996
                                                                   ------------       -------------
                                                                                       (unaudited)
 Current assets                                                    $ 1,868,400        $ 2,535,200
 Investment in cable television
      properties, net                                               14,975,900         13,328,000
 Other assets                                                          205,400            167,500
                                                                   -----------        -----------
                                                                   $17,049,700        $16,030,700
                                                                   ===========        ===========

 Current liabilities                                               $ 1,009,500        $ 1,302,300
 Long-term debt                                                      6,767,200          6,067,200
 Venturers' capital                                                  9,273,000          8,661,200
                                                                   -----------        -----------

                                                                   $17,049,700        $16,030,700
                                                                   ===========        ===========


               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (Continued)

                                                                                    Unaudited
                                                                             -----------------------
                                                                                Three months ended
                                                                                  September 30,
                                                                             -----------------------
                                                                             1995               1996
                                                                             ----               ----
 REVENUES                                                                 $1,543,500         $1,685,200
                                                                          ----------         ----------
 OPERATING EXPENSES:
   Service costs                                                             573,400            609,400
   General and administrative expenses                                       190,800            201,900
   General Partner management fees and
      reimbursed expenses                                                    142,800            152,400
   Depreciation and amortization                                             781,400            712,400
                                                                          ----------         ----------

                                                                           1,688,400          1,676,100
                                                                          ----------         ----------

 OPERATING INCOME (LOSS)                                                    (144,900)             9,100

 OTHER INCOME (EXPENSE):
   Interest income                                                            14,000             16,300
   Interest expense                                                         (195,300)          (166,800)
                                                                          ----------         ----------

 NET LOSS                                                                 $ (326,200)        $ (141,400)
                                                                          ==========         ==========


                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    ----------------------------------------

5.       EQUITY IN NET ASSETS OF JOINT VENTURE (Concluded)

                                                                                        Unaudited
                                                                            --------------------------------
                                                                                    Nine months ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                                1995                1996
                                                                            ------------        ------------
 REVENUES                                                                   $  4,655,500        $  4,935,100
                                                                            ------------        ------------
 OPERATING EXPENSES:
   Service costs                                                               1,657,500           1,778,800
   General and administrative expenses                                           576,500             646,900
   General Partner management fees and
      reimbursed expenses                                                        414,000             452,700
   Depreciation and amortization                                               2,297,300           2,125,200
                                                                            ------------        ------------
                                                                               4,945,300           5,003,600
                                                                            ------------        ------------
 OPERATING LOSS                                                                 (289,800)            (68,500)

 OTHER INCOME (EXPENSE):
   Interest income                                                                44,100              49,100
   Interest expense                                                             (583,600)           (529,400)
                                                                            ------------        ------------
 NET LOSS                                                                   $   (829,300)       $   (548,800)
                                                                            ============        ============

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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $17,000 and $31,600 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and nine months ended September 30, 1996. The Partnership did not pay distributions to its partners during the three and nine months ended September 30, 1996.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $1,543,500 to $1,685,200, or by 9.2%, and from $4,655,500 to $4,935,100, or by 6.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $141,700 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $95,200 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and third quarters of 1996, $55,400 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $21,000 was due to increases in other revenue producing items. These increases were partially offset by a $29,900 decrease in the number of subscriptions for basic service. Of the $279,600 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $202,000 was due to increases in regulated service rates that were implemented by the Joint Venture in the second quarter of 1995 and in the second and third quarters of 1996, $55,400 due to the restructuring of The Disney Channel discussed above and $22,200 was due to increases in other revenue producing items. As of September 30, 1996, the Joint Venture had approximately 17,100 homes subscribing to cable service and 3,500 premium service units. The decrease of 500 premium units from June 30, 1996 was primarily due to approximately 400 Disney premium units that became tier subscriptions under the restructuring discussed above.

         Service costs for the Joint Venture increased from $573,400 to $609,400, or by 6.3%, and from $1,657,500 to $1,778,800, or by 7.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $36,000 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $45,800 related to increased programming fees charged by program suppliers (including primary satellite fees), $19,100 was due to an increase in copyright fees, $8,200 was due to a decrease in capitalization of labor and overhead costs due to fewer capital projects in the 1996 period, $7,400 was due to an increase in personnel costs and $6,200 was due to an increase in franchise fees. These increases were partially offset by a $54,300 decrease in property taxes that resulted from non-recurring charges to expense in the third quarter of 1995 to adjust estimated property taxes to reflect actual tax assessments in Kentucky. Of the $121,300 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $82,900 related to increased programming fees charged by program suppliers (including primary satellite fees), $50,200 was due to an increase in personnel costs and $18,200 was due to an increase in copyright fees. These increases were partially offset by a $35,300 decrease in property taxes and a $10,500 increase in capitalization of labor and overhead costs due to more capital projects in the 1996 period. The increases in

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

programming fees during the three and nine months ended September 30, 1996 included a $17,800 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses increased from $190,800 to $201,900, or by 5.8%, and from $576,500 to $646,900, or by 12.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $11,100 increase for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $20,100 was due to higher insurance premiums, $15,300 was due to a decrease in capitalization of labor and overhead expense and $6,200 was due to an increase in expense related to re-regulation of the cable industry. These increases were partially offset by a $13,600 decrease in bad debt expense, by a $7,600 decrease in expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership and by a $5,500 decrease in customer billing expense. Of the $70,400 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $48,100 was due to higher insurance premiums, $23,000 was due to a decrease in capitalization of labor and overhead expense, $14,300 was due to an increase in personnel costs and $9,400 was due to an increase in expense related to re-regulation of the cable industry. These increases were partially offset by a $17,500 decrease in expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership and a by $6,000 decrease in customer billing expense.

         Management fees and reimbursed expenses increased from $142,800 to $152,400, or by 6.7%, and from $414,000 to $452,700, or by 9.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $2,500 and $24,700 for the three and nine months ended September 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs and professional fees. The nine months' increase was also due to higher allocated computer service expense. Management fees increased by $7,100 and $14,000 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $781,400 to $712,400, or by 8.8%, and from $2,297,300 to $2,125,200, or by 7.5%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the effect of certain intangible assets becoming fully amortized.

         The Joint Venture generated operating income of $9,100 for the three months ended September 30, 1996 compared to an operating loss of $144,900 for the corresponding 1995 period. For the nine months ended September 30, 1996, the Joint Venture's operating loss decreased from $289,800 to $68,500 as compared to the first nine months of 1995. The changes for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995 were primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest income increased from $14,000 to $16,300, or by 16.4%, and from $44,100 to $49,100, or by 11.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to higher cash balances available for investment.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense decreased from $195,300 to $166,800, or by 14.6%, and from $583,600 to $529,400, or by 9.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower average borrowings and a decrease in the average interest rate paid by the Joint Venture on long-term borrowings (9.8% during the three and nine months ended September 30, 1996 versus 10.3% and 10.4% for the corresponding periods in 1995).

         Due to the factors described above, the Joint Venture's net loss decreased from $326,200 to $141,400, or by 56.7%, and from $829,300 to
$548,800, or by 33.8%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.2% to 42.8% for the quarter ended September 30, 1996 and decreased from 43.1% to 41.7% for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The three months' increase was primarily due to increases in revenues while the nine months' decrease was primarily due to increases in programming expense, personnel costs and insurance premiums. EBITDA increased from $636,500 to $721,500, or by 13.4%, and from $2,007,500 to $2,056,700, or by 2.5%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture's capital expenditures are projected to be approximately $525,000 in 1996, primarily to upgrade certain equipment. The Joint Venture also anticipates that it may need to rebuild certain of its systems in 1997 and 1998 at a total cost of approximately $2,200,000, pending franchise renewals that are currently in process.

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

each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of September 30, 1996. The Joint Venture's maximum commitment will decrease by $1,350,000 in 1996 to $6,850,000. The Joint Venture repaid $700,000 of its outstanding loan balance on June 21, 1996 in order to remain in compliance with a certain financial test contained in the Facility that stepped down on July 1, 1996. The outstanding loan balance after the repayment was $6,067,200.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Operating activities used $28,600 less cash during the nine months ended September 30, 1996 than in the first nine months of 1995. The change was primarily due to a $29,800 decrease in the payment of liabilities owed to the Corporate General Partner and third party creditors and a $5,800 decrease in receivables from affiliates. Partnership expenses used $7,000 more cash during the nine months ended September 30, 1996 than in the corresponding nine months in 1995 after adding back non-cash equity in net loss of joint venture.

         Financing activities provided $31,500 more cash in the 1996 period due to distributions of cash flow from the Joint Venture.

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




                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                         A GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)



                                         By: ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner




Date:  November 12, 1996                 By:  /s/ Michael K. Menerey
                                              -----------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer