Form 10-Q
period 1997-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1997-05-09
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           ------------------------

                                   FORM 10-Q

(MARK ONE)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                              ----------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               _______________     _____________

                    Commission File Number      0-16789
                                                -------

Enstar Income/Growth Program Five-B, L.P.
-----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


              Georgia                                      58-1713008
---------------------------------------        --------------------------------
     (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                  Identification Number)



10900 Wilshire Boulevard - 15th Floor
     Los Angeles, California                               90024
----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (310) 824-9990
                                                   ----------------

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

                            CONDENSED BALANCE SHEETS

                   =========================================

                                                           December 31,      March 31,
                                                              1996*            1997
                                                           ------------    -----------
                                                                           (Unaudited)
          ASSETS:
            Cash                                           $      4,500     $     2,100
            Due from affiliates                                   2,900           2,300
            Equity in net assets of Joint Venture             4,294,000       4,287,200
                                                           ------------     -----------
                                                           $  4,301,400     $ 4,291,600
                                                           ============     ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

          LIABILITIES:
            Accounts payable                                $    16,000      $    15,900
                                                            -----------      -----------
          PARTNERSHIP CAPITAL (DEFICIT):
            General partners                                    (81,200)         (81,300)
            Limited partners                                  4,366,600        4,357,000
                                                            -----------      -----------
                    TOTAL PARTNERSHIP CAPITAL                 4,285,400        4,275,700
                                                            -----------      -----------
                                                            $ 4,301,400      $ 4,291,600
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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================

                                                                     Unaudited
                                                          -----------------------------
                                                               Three months ended
                                                                     March 31,
                                                          ------------------------------
                                                              1996              1997
                                                          -------------     ------------
OPERATING EXPENSES:
  General and administrative expenses                      $    (8,600)       $   (7,100)
                                                           -----------        ----------
OTHER EXPENSE:
  Interest expense                                                 -                (800)
                                                           -----------        ----------
LOSS BEFORE EQUITY IN NET LOSS
  OF JOINT VENTURE                                              (8,600)           (7,900)

EQUITY IN NET LOSS OF JOINT VENTURE                           (111,800)           (1,800)
                                                           -----------         ---------
NET LOSS                                                   $  (120,400)        $  (9,700)
                                                           ===========         =========
NET LOSS PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                                      $     (1.99)        $    (.16)
                                                           ===========         =========
AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                59,830            59,830
                                                           ===========         =========




           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF CASH FLOWS

                   =========================================

                                                                          Unaudited
                                                               ----------------------------
                                                                     Three months ended
                                                                          March 31,
                                                               ----------------------------
                                                                   1996              1997
                                                               -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (120,400)      $  (9,700)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Equity in net loss of Joint Venture                            111,800           1,800

    Distributions from Joint Venture                                 3,500           5,000

    Increase (decrease) from changes in:

      Due from affiliates                                            4,300             600

      Accounts payable and due to affiliates                         6,000            (100)
                                                                  --------        --------

          Net cash provided by (used in) operating activities        5,200          (2,400)
                                                                  --------        --------

INCREASE (DECREASE) IN CASH                                          5,200          (2,400)

CASH AT BEGINNING OF PERIOD                                            700           4,500
                                                                  --------        --------
CASH AT END OF PERIOD                                             $  5,900        $  2,100
                                                                  ========        ========


           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                   =========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1997. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $72,100 and reimbursement of expenses of approximately $71,300 under its management agreement for the three months ended March 31, 1997. In addition, the Joint Venture paid the Corporate General Partner approximately $18,000 in respect of its 1% special interest during the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $151,600 for the three months ended March 31, 1997. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                   =========================================

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $332,900 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                   =========================================

5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.


                                                                     December 31,        March 31,
                                                                        1996*              1997
                                                                     ------------       -----------
                                                                                        (Unaudited)
          Current assets                                             $  2,872,100       $  1,617,600
          Investment in cable television properties, net               12,807,100         12,238,600
          Other assets                                                    153,400            139,100
                                                                     ------------       ------------
                                                                     $ 15,832,600       $ 13,995,300
                                                                     ============       ============

          Current liabilities                                        $  1,177,400       $  1,353,700
          Long-term debt                                                6,067,200          4,067,200
          Venturers' capital                                            8,588,000          8,574,400
                                                                     ------------       ------------
                                                                     $ 15,832,600       $ 13,995,300
                                                                     ============       ============


               *As presented in the audited financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                   =========================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)

                                                                           Unaudited
                                                               --------------------------------
                                                                       Three months ended
                                                                           March 31,
                                                               --------------------------------
                                                                   1996                1997
                                                               ------------        ------------
          REVENUES                                             $  1,591,800        $  1,802,400
                                                               ------------        ------------

          OPERATING EXPENSES:
            Service costs                                           591,700             624,200
            General and administrative expenses                     204,900             237,300

            General Partner management fees
              and reimbursed expenses                               145,900             161,400

            Depreciation and amortization                           704,600             663,700
                                                               ------------        ------------
                                                                  1,647,100           1,686,600
                                                               ------------        ------------
          OPERATING INCOME (LOSS)                                   (55,300)            115,800

          OTHER INCOME (EXPENSE):
            Interest income                                          14,000              27,100
            Interest expense                                       (182,300)           (146,400)
                                                                -----------         -----------
          NET LOSS                                              $  (223,600)        $    (3,500)
                                                                ===========         ===========

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $5,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three months ended March 31, 1997. The Partnership did not pay distributions to its partners during the three months ended March 31, 1997.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $1,591,800 to $1,802,400, or by 13.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $210,600 increase, $208,700 was due to increases in regulated service rates that were implemented by the Joint Venture in the second, third and fourth quarters of 1996, $50,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $20,700 was due to increases in other revenue producing items including incentive fees from programmers and charges for franchise fees the Joint Venture passed through to its customers. These increases were partially offset by a decrease of $69,500 due to decreases in the number of subscriptions for basic, premium and tier services. As of March 31, 1997, the Joint Venture had approximately 17,000 homes subscribing to cable service and 3,300 premium service units.

         Service costs increased from $591,700 to $624,200, or by 5.5%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $32,500 increase, $31,900 was due to increased programming fees charged by program suppliers (including primary satellite fees) and $10,000 was due to an increase in franchise fees. These increases were partially offset by a $5,800 decrease in property taxes and a $4,800 decrease in pole rent expense. The increase in programming fees during the three months ended March 31, 1997 included a $16,100 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses increased from $204,900 to $237,300, or by 15.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $32,400 increase, $9,300 was due to higher insurance premiums, $7,900 was due to an increase in marketing expense, $4,600 was due to an increase in bad debt expense, $3,300 was due to an increase in personnel costs and $7,300 was composed of nominal increases in various other accounts.

         Management fees and reimbursed expenses increased from $145,900 to $161,400, or by 10.6%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $15,500 increase, management fees increased by $10,500 in direct relation to increased revenues as described above and reimbursable expenses increased by $5,000, primarily due to higher allocated personnel costs, professional fees and telephone expense.

         Depreciation and amortization expense decreased from $704,600 to $663,700, or by 5.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to the effect of certain intangible assets becoming fully amortized.

         The Joint Venture generated operating income of $115,800 for the quarter ended March 31, 1997 as compared to an operating loss of $55,300 for the corresponding period in 1996, primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest expense decreased from $182,300 to $146,400, or by 19.7%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to a decrease in average borrowings from $6,767,200 in the first three months of 1996 to $5,511,700 during the comparable 1997 quarter.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         Interest income increased from $14,000 to $27,100, or by 93.6%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to higher cash balances available for investment and higher interest rates earned on invested cash.

         Due to the factors described above, the Joint Venture's net loss decreased from $223,600 to $3,500, or by 98.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 40.8% to 43.2% for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. The increase was primarily due to increases in revenues as discussed above. EBITDA increased from $649,300 to $779,500, or by 20.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture has budgeted capital expenditures of approximately $688,700 in 1997, primarily for equipment upgrades.

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

         In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds effective rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment, which began on September 30, 1994, and which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of March 31,

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

1997. The Joint Venture's maximum commitment of $6,850,000 at December 31, 1996 will decrease by $1,850,000 in 1997 to $5,000,000, by $2,100,000 in 1998
to $2,900,000 and by $1,100,000 through June 30, 1999 with a final installment of $1,800,000 due on September 30, 1999. On March 7, 1997, the Joint Venture elected to prepay $2,000,000 of its note payable balance, which reduced its outstanding borrowings from $6,067,200 to $4,067,200.

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Operating activities used cash approximating $2,400 during the three months ended March 31, 1997 as compared with the corresponding period in 1996 when operating activities provided cash totaling $5,200. The Partnership used $6,100 more cash to pay liabilities in the first quarter of 1997 than in the comparable 1996 period due to differences in the timing of payments. Changes in receivable balances provided $3,700 less cash in the 1997 period due to differences in the timing of collections. Distributions of cash flow from operations of the Joint Venture provided $1,500 more cash in the first quarter of 1997 than the comparable three months in 1996. Partnership expenses used $700 less cash during the three months ended March 31, 1997 than in the corresponding three months in 1996 after adding back non-cash equity in net loss of Joint Venture.

INFLATION

         Certain of the Partnership's expenses, such as those for equipment repair and replacement, billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                                   By:  ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner





Date:  May 6, 1997                  By:  /s/ Michael K. Menerey
                                        -----------------------
                                        Michael K. Menerey,
                                        Chief Financial Officer