Form 10-Q
period 1997-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1997-08-12
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                              -------------------------

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________

                         Commission File Number 0-16789
                                               ---------

Enstar Income/Growth Program Five-B, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                                58-1713008
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   -----------------



--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             -----   -----

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            CONDENSED BALANCE SHEETS

                =================================================


                                                                 December 31,          June 30,
                                                                     1996*               1997
                                                                  -----------         -----------
                                                                                     (Unaudited)

ASSETS:

   Cash                                                           $     4,500         $     4,700

   Due from affiliates                                                  2,900               1,700

   Equity in net assets of Joint Venture                            4,294,000           4,280,200
                                                                  -----------         -----------

                                                                  $ 4,301,400         $ 4,286,600
                                                                  ===========         ===========


                              LIABILITIES AND PARTNERSHIP CAPITAL
                              -----------------------------------


LIABILITIES:

   Accounts payable                                               $    16,000         $    13,500
                                                                  -----------         -----------


PARTNERSHIP CAPITAL (DEFICIT):

   General partners                                                   (81,200)            (81,300)

   Limited partners                                                 4,366,600           4,354,400
                                                                  -----------         -----------

            TOTAL PARTNERSHIP CAPITAL                               4,285,400           4,273,100
                                                                  -----------         -----------

                                                                  $ 4,301,400         $ 4,286,600
                                                                  ===========         ===========


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                            Unaudited
                                                   -----------------------------
                                                         Three months ended
                                                             June 30,
                                                   -----------------------------

                                                      1996               1997
                                                   -----------        ----------

OPERATING EXPENSES:

   General and administrative expenses              $ (12,000)        $  (5,100)
                                                    ---------         ----------


OTHER EXPENSE:

   Interest expense                                      (400)             (500)
                                                    ---------         ----------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURE                                   (12,400)           (5,600)


EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE          (91,900)            3,000
                                                    ---------         ----------


NET LOSS                                            $(104,300)        $  (2,600)
                                                    =========         ==========


Net loss allocated to General Partners              $  (1,000)         $  --
                                                    ==========         =========


Net loss allocated to Limited Partners              $(103,300)        $  (2,600)
                                                    =========         ==========

NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $   (1.73)        $   (0.04)
                                                    =========         ==========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     59,830            59,830
                                                    =========         ==========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                            Unaudited
                                                    ----------------------------
                                                         Six months ended
                                                             June 30,
                                                    ---------------------------
                                                       1996              1997
                                                    ----------        ---------

OPERATING EXPENSES:

   General and administrative expenses              $ (20,600)        $ (12,200)
                                                    ---------         ---------


OTHER EXPENSE:

   Interest expense                                      (400)           (1,300)
                                                    ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURE                                   (21,000)          (13,500)


EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE         (203,700)            1,200
                                                    ---------         ---------


NET LOSS                                            $(224,700)        $ (12,300)
                                                    =========         =========


Net loss allocated to General Partners              $  (2,200)        $    (100)
                                                    =========         =========


Net loss allocated to Limited Partners              $(222,500)        $ (12,200)
                                                    =========         =========

NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $   (3.72)        $   (0.20)
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     59,830            59,830
                                                    =========         =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF CASH FLOWS

                =================================================


                                                                                        Unaudited
                                                                             ----------------------------
                                                                                    Six months ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                                 1996             1997
                                                                             ----------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                   $(224,700)        $ (12,300)

   Adjustments to reconcile net loss to net cash provided by operating activities:

        Equity in net (income) loss of Joint Venture                            203,700            (1,200)

        Increase (decrease) from changes in:

           Due from affiliates                                                    4,300             1,200

           Accounts payable and due to affiliates                                 3,700            (2,500)
                                                                              ---------         ---------


               Net cash used in operating activities                            (13,000)          (14,800)
                                                                              ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                                              14,600            15,000
                                                                              ---------         ---------


INCREASE IN CASH                                                                  1,600               200


CASH AT BEGINNING OF PERIOD                                                         700             4,500
                                                                              ---------         ---------


CASH AT END OF PERIOD                                                         $   2,300         $   4,700
                                                                              =========         =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1997. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $71,200 and $143,300 and reimbursement of expenses of approximately $75,900 and $147,200 under its management agreement for the three and six months ended June 30, 1997. In addition, the Joint Venture paid the Corporate General Partner approximately $17,800 and $35,800 in respect of its 1% special interest during the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $142,400 and $294,000 for the three and six months ended June 30, 1997. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

        Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $333,400 and $666,300 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.      EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

        Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


5.      EQUITY IN NET ASSETS OF JOINT VENTURE

        The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996 have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.


                                                      December 31,         June 30,
                                                         1996*               1997
                                                      -----------        -----------
                                                                         (Unaudited)

Current assets                                        $ 2,872,100        $ 1,910,300

Investment in cable television properties, net         12,807,100         11,853,300

Other assets                                              153,400            124,900
                                                      -----------        -----------


                                                      $15,832,600        $13,888,500
                                                      ===========        ===========


Current liabilities                                   $ 1,177,400        $ 1,260,800

Long-term debt                                          6,067,200          4,067,200

Venturers' capital                                      8,588,000          8,560,500
                                                      -----------        -----------


                                                      $15,832,600        $13,888,500
                                                      ===========        ===========


               *As presented in the audited financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


5.         EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                         Unaudited
                                              -------------------------------
                                                     Three months ended
                                                          June 30,
                                              -------------------------------
                                                 1996                  1997
                                              -----------         -----------
REVENUES                                      $ 1,658,100         $ 1,780,100
                                              -----------         -----------


OPERATING EXPENSES:

   Service costs                                  577,700             620,700

   General and administrative expenses            240,100             231,500

   General Partner management fees
      and reimbursed expenses                     154,400             164,900

   Depreciation and amortization                  708,200             653,400
                                              -----------         -----------


                                                1,680,400           1,670,500
                                              -----------         -----------


OPERATING INCOME (LOSS)                           (22,300)            109,600


OTHER INCOME (EXPENSE):

   Interest income                                 18,800              18,700

   Interest expense                              (180,300)           (122,300)
                                              -----------         -----------


NET INCOME (LOSS)                             $  (183,800)        $     6,000
                                              ===========         ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                     =======================================


5.      EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)


                                                         Unaudited
                                              -------------------------------
                                                      Six months ended
                                                         June 30,
                                              -------------------------------

                                                  1996                1997
                                              -----------         -----------

REVENUES                                      $ 3,249,900         $ 3,582,500
                                              -----------         -----------


OPERATING EXPENSES:

   Service costs                                1,169,400           1,244,900

   General and administrative expenses            445,000             468,800

   General Partner management fees
      and reimbursed expenses                     300,300             326,300

   Depreciation and amortization                1,412,800           1,317,100
                                              -----------         -----------


                                                3,327,500           3,357,100
                                              -----------         -----------


OPERATING INCOME (LOSS)                           (77,600)            225,400


OTHER INCOME (EXPENSE):

   Interest income                                 32,800              45,800

   Interest expense                              (362,600)           (268,700)
                                              -----------         -----------


NET INCOME (LOSS)                             $  (407,400)        $     2,500
                                              ===========         ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

        All of the Partnership's cable television business operations are conducted through its participation as a partner with a 50% interest in the Joint Venture. The Partnership participates equally with its affiliated partner (Enstar Income/Growth Program Five-A, L.P.) under the Joint Venture Agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

        THE PARTNERSHIP

        All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $10,000 and $15,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and six months ended June 30, 1997. The Partnership did not pay distributions to its partners during the three and six months ended June 30, 1997.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

        THE JOINT VENTURE

        The Joint Venture's revenues increased from $1,658,100 to $1,780,100, or by 7.4%, and from $3,249,900 to $3,582,500, or by 10.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $122,000 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $157,800 was due to increases in regulated service rates that were implemented by the Joint Venture in the second, third and fourth quarters of 1996 and $52,300 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a decrease of $88,100 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $332,600 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $364,900 was due to the increases in regulated service rates, $102,300 was due to the restructuring of The Disney Channel and $20,700 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $155,300 due to decreases in the number of subscriptions for basic, premium and tier services. As of June 30, 1997, the Joint Venture had approximately 17,100 homes subscribing to cable service and 2,900 premium service units.

        Service costs increased from $577,700 to $620,700, or by 7.4%, and from $1,169,400 to $1,244,900, or by 6.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming expense and franchise fees accounted for the majority of the increase in both periods. The increase in programming fees was primarily due to higher rates charged by program suppliers. Franchise fees increased in direct relation to the increase in revenues discussed above.

        General and administrative expenses decreased from $240,100 to $231,500, or by 3.6%, for the quarter ended June 30, 1997 and increased from $445,000 to $468,800, or by 5.3%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decrease in the quarter was primarily due to lower insurance premiums and personnel costs while the six month increase was primarily due to increases in marketing expense and bad debt expense.

        Management fees and reimbursed expenses increased from $154,400 to $164,900, or by 6.8%, and from $300,300 to $326,300, or by 8.7%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

        Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 41.4% to 42.9% and from 41.1% to 43.1% during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increases were primarily due to increases in revenues as discussed above. EBITDA increased from $685,900 to $763,000, or by 11.2%, and from $1,335,200 to $1,542,500, or by
15.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

        Depreciation and amortization expense decreased from $708,200 to $653,400, or by 7.7%, and from $1,412,800 to $1,317,100, or by 6.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain intangible assets becoming fully amortized.

        The Joint Venture generated operating income of $109,600 and $225,400 for the three and six months ended June 30, 1997 as compared to an operating loss of $22,300 and $77,600 for the corresponding periods in 1996. The three and six months' increases were primarily due to increases in revenues and decreases in depreciation and amortization expense.

        Interest income remained relatively unchanged, decreasing from $18,800 to $18,700 for the three months, and increased from $32,800 to $45,800, or by 39.6%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase for the six months was due to higher cash balances available for investment and higher interest rates earned on invested cash.

        Interest expense decreased from $180,300 to $122,300, or by 32.2%, and from $362,600 to $268,700, or by 25.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to a decrease in average borrowings.

        Due to the factors described above, the Joint Venture generated net income of $6,000 and $2,500 for the three and six months ended June 30, 1997 as compared with a net loss of $183,800 and $407,400 for the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint Venture has budgeted capital expenditures of approximately $688,700 in 1997, primarily for equipment upgrades. Capital expenditures amounted to $358,600 during the first six months of 1997.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

        In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility (the "Facility") maturing on September 30, 1999. The Facility is secured by substantially all of the Joint Venture's assets. Interest is payable at the Base Rate plus 1.50%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds effective rate plus 0.5%. The Facility provides for quarterly reductions of the maximum commitment, which began on September 30, 1994, and which are payable at the end of each fiscal quarter. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Joint Venture is also required to pay a commitment fee of 0.5% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Joint Venture believes that it was in compliance with its loan covenants as of June 30, 1997. The Joint Venture's maximum commitment of $6,850,000 at December 31, 1996 will decrease by $1,850,000 in 1997 to
$5,000,000, by $2,100,000 in 1998 to $2,900,000 and by $1,100,000 through June
30, 1999 with a final installment of $1,800,000 due on September 30, 1999. On March 7, 1997, the Joint Venture elected to prepay $2,000,000 of its note payable balance, which reduced its outstanding borrowings from $6,067,200 to $4,067,200.

        The Corporate General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Joint Venture. These discussions have to date not been successful. The Corporate General Partner has generally been advised that an individual facility of the size needed by the Joint Venture is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The Corporate General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Joint Venture and certain of the other related partnerships managed by the Corporate General Partner. Such funds would be used to repay existing bank obligations of such partnerships and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, the Corporate General Partner believes that this structure, if implemented, will provide capital to the Joint Venture on terms more favorable than could be obtained on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The Corporate General Partner has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. The Corporate General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Joint Venture that will repay the existing Facility.

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        Operating activities used $1,800 more cash during the six months ended June 30, 1997 than in the corresponding period in 1996. The Partnership used $6,200 more cash to pay liabilities owed to affiliates and third-party creditors in the first six months of 1997 than in the comparable 1996 period due to differences in the timing of payments. Changes in receivable balances provided $3,100 less cash in the 1997

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

period due to differences in the timing of collections. Partnership expenses used $7,500 less cash during the six months ended June 30, 1997 than in the corresponding six months in 1996 after adding back non-cash equity in net loss of Joint Venture and deducting non-cash equity in net income of Joint Venture. Investing activities provided $400 more cash in the first six months of 1997 due to increased distributions of cash flow from operations of the Joint Venture.

INFLATION

        Certain of the Joint Venture's expenses, such as those for equipment repair and replacement, billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                                       By:     ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner






Date:  August 12, 1997                 By:     /s/ Michael K. Menerey
                                               -------------------------
                                               Michael K. Menerey,
                                               Chief Financial Officer