Form 10-Q
period 1997-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 1997-11-13
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________________

                         Commission File Number   0-16789
                                                -----------

Enstar Income/Growth Program Five-B, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1713008
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
--------------------------------------------------        ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
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

                            CONDENSED BALANCE SHEETS

                =================================================


                                             December 31,     September 30,
                                                1996*              1997
                                             -----------       -----------
                                                               (Unaudited)
ASSETS:
  Cash                                       $     4,500       $     3,200
  Due from affiliates                              2,900              --
  Equity in net assets of Joint Venture        4,294,000         4,220,400
                                             -----------       -----------
                                             $ 4,301,400       $ 4,223,600
                                             ===========       ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

LIABILITIES:
  Accounts payable                           $    16,000       $    12,300
                                             -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT):
  General partners                               (81,200)          (81,900)
  Limited partners                             4,366,600         4,293,200
                                             -----------       -----------
         TOTAL PARTNERSHIP CAPITAL             4,285,400         4,211,300
                                             -----------       -----------
                                             $ 4,301,400       $ 4,223,600
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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                       Unaudited
                                              -------------------------
                                                   Three months ended
                                                     September 30,
                                              -------------------------
                                                1996             1997
                                              --------         --------
OPERATING EXPENSES:
  General and administrative expenses         $ (7,200)        $(11,200)
                                              --------         --------
OTHER EXPENSE:
  Interest expense                                (500)            (800)
                                              --------         --------
LOSS BEFORE EQUITY IN NET LOSS
   OF JOINT VENTURE                             (7,700)         (12,000)

EQUITY IN NET LOSS OF JOINT VENTURE            (70,700)         (49,800)
                                              --------         --------
NET LOSS                                      $(78,400)        $(61,800)
                                              ========         ========
Net loss allocated to General Partners        $   (800)        $   (600)
                                              ========         ========
Net loss allocated to Limited Partners        $(77,600)        $(61,200)
                                              ========         ========
NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                       $  (1.30)        $  (1.02)
                                              ========         ========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD              59,830           59,830
                                              ========         ========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                =================================================


                                                       Unaudited
                                              --------------------------
                                                   Nine months ended
                                                     September 30,
                                              --------------------------
                                                1996              1997
                                              ---------         --------
OPERATING EXPENSES:
  General and administrative expenses         $ (27,800)        $(23,400)
                                              ---------         --------


OTHER EXPENSE:
  Interest expense                                 (900)          (2,100)
                                              ---------         --------
LOSS BEFORE EQUITY IN NET LOSS
   OF JOINT VENTURE                             (28,700)         (25,500)

EQUITY IN NET LOSS OF JOINT VENTURE            (274,400)         (48,600)
                                              ---------         --------
NET LOSS                                      $(303,100)        $(74,100)
                                              =========         ========
Net loss allocated to General Partners        $  (3,000)        $   (700)
                                              =========         ========
Net loss allocated to Limited Partners        $(300,100)        $(73,400)
                                              =========         ========
NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                       $   (5.02)        $  (1.23)
                                              =========         ========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD               59,830           59,830
                                              =========         ========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF CASH FLOWS

                =================================================


                                                               Unaudited
                                                       --------------------------
                                                           Nine months ended
                                                             September 30,
                                                       --------------------------
                                                          1996             1997
                                                       ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $(303,100)        $(74,100)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Equity in net loss of Joint Venture                274,400           48,600
      Increase (decrease) from changes in:
        Due from affiliates                                4,300            2,900
        Accounts payable and due to affiliates             4,700           (3,700)
                                                       ---------         --------
          Net cash used in operating activities          (19,700)         (26,300)
                                                       ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Venture                        31,500           25,000
                                                       ---------         --------
INCREASE (DECREASE) IN CASH                               11,800           (1,300)
CASH AT BEGINNING OF PERIOD                                  700            4,500
                                                       ---------         --------
CASH AT END OF PERIOD                                  $  12,500         $  3,200
                                                       =========         ========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.         INTERIM FINANCIAL STATEMENTS

           The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

           The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1997. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley, a Georgia general partnership, of which the Partnership is co-general partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Joint Venture paid the Manager management fees of approximately $73,000 and $216,300 and reimbursement of expenses of approximately $71,900 and $219,100 under its management agreement for the three and nine months ended September 30, 1997. In addition, the Joint Venture paid the Corporate General Partner approximately $18,300 and $54,100 in respect of its 1% special interest during the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

           The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $130,400 and $424,400 for the three and nine months ended September 30, 1997. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

           Certain programming services have been purchased through an affiliate of the Joint Venture. In turn, the affiliate charges the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Venture recorded programming fee expense of $334,100 and $1,000,400 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

3.         NOTE PAYABLE

           On September 30, 1997, the Joint Venture financed its existing debt with a credit facility from a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Joint Venture and certain of the other related partnerships managed by the Corporate General Partner. The Joint Venture entered into a loan agreement with EFC for a loan facility (the "Facility") of $9,181,000 of which $2,600,000 was advanced to the Joint Venture at closing. Such funds together with available cash were used to repay the Joint Venture's existing note payable balance of $4,067,200 and related accrued interest.

           The Joint Venture's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Joint Venture has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Joint Venture is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Joint Venture is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings under the Joint Venture's Facility are collateralized by substantially all assets of the Joint Venture. At closing, the Joint Venture paid to EFC a $93,400 facility fee. This represented the Joint Venture's pro rata portion of a similar fee paid by EFC to its lenders.

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, partner distributions, acquisitions and other covenants, defaults and conditions. The Corporate General Partner believes the Joint Venture was in compliance with the covenants at September 30, 1997.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.         EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.         EQUITY IN NET ASSETS OF JOINT VENTURE

           The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.


                                                      December 31,       September 30,
                                                         1996*               1997
                                                      -----------        -----------
                                                                         (Unaudited)
Current assets                                        $ 2,872,100        $   889,500
Investment in cable television properties, net         12,807,100         11,268,200
Other assets                                              153,400            129,400
                                                      -----------        -----------

                                                      $15,832,600        $12,287,100
                                                      ===========        ===========

Current liabilities                                   $ 1,177,400        $ 1,246,300
Long-term debt                                          6,067,200          2,600,000
Venturers' capital                                      8,588,000          8,440,800
                                                      -----------        -----------

                                                      $15,832,600        $12,287,100
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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.         EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                        Unaudited
                                             -------------------------------
                                                    Three months ended
                                                      September 30,
                                             -------------------------------
                                                1996                 1997
                                             -----------         -----------
REVENUES                                     $ 1,685,200         $ 1,824,800
                                             -----------         -----------
OPERATING EXPENSES:
  Service costs                                  609,400             639,500
  General and administrative expenses            201,900             232,600
  General Partner management fees
     and reimbursed expenses                     152,400             163,200
  Depreciation and amortization                  712,400             680,200
                                             -----------         -----------

                                               1,676,100           1,715,500
                                             -----------         -----------


OPERATING INCOME                                   9,100             109,300

OTHER INCOME (EXPENSE):
  Interest income                                 16,300              23,100
  Interest expense                              (166,800)           (232,100)
                                             -----------         -----------

NET LOSS                                     $  (141,400)        $   (99,700)
                                             ===========         ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.         EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                        Unaudited
                                             -------------------------------
                                                    Nine months ended
                                                      September 30,
                                             -------------------------------
                                                1996                 1997
                                             -----------         -----------
REVENUES                                     $ 4,935,100         $ 5,407,300
                                             -----------         -----------
OPERATING EXPENSES:
  Service costs                                1,778,800           1,884,400
  General and administrative expenses            646,900             701,400
  General Partner management fees
     and reimbursed expenses                     452,700             489,500
  Depreciation and amortization                2,125,200           1,997,300
                                             -----------         -----------

                                               5,003,600           5,072,600
                                             -----------         -----------


OPERATING INCOME (LOSS)                          (68,500)            334,700

OTHER INCOME (EXPENSE):
  Interest income                                 49,100              68,900
  Interest expense                              (529,400)           (500,800)
                                             -----------         -----------

NET LOSS                                     $  (548,800)        $   (97,200)
                                             ===========         ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

           THE PARTNERSHIP

           All of the Partnership's cable television business operations, which began in January 1988, are conducted through its participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $10,000 and $25,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Venture's operations during the three and nine months ended September 30,

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

1997. The Partnership did not pay distributions to its partners during the three and nine months ended September 30, 1997.

           THE JOINT VENTURE

           The Joint Venture's revenues increased from $1,685,200 to $1,824,800, or by 8.3%, and from $4,935,100 to $5,407,300, or by 9.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $139,600 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $143,900 was due to increases in regulated service rates that were implemented by the Joint Venture in the fourth quarter of 1996 and the third quarter of 1997 and $34,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $38,500 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $472,200 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $493,000 was due to the increases in regulated service rates, $96,500 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $54,800 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $172,100 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of September 30, 1997, the Joint Venture had approximately 17,100 homes subscribing to cable service and 3,000 premium service units.

           Service costs increased from $609,400 to $639,500, or by 4.9%, and from $1,778,800 to $1,884,400, or by 5.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in the three months was primarily due to decreased capitalization of labor and overhead costs resulting from fewer capital projects in 1997. Programming expense and franchise fees accounted for the majority of the increase in the nine months. The increase in programming fees was primarily due to higher rates charged by program suppliers. Franchise fees increased in direct relation to the increase in revenues discussed above.

           General and administrative expenses increased from $201,900 to $232,600, or by 15.2%, and from $646,900 to $701,400, or by 8.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to increases in bad debt expense and marketing expense.

           Management fees and reimbursed expenses increased from $152,400 to $163,200, or by 7.1%, and from $452,700 to $489,500, or by 8.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 42.8% to 43.3% and from 41.7% to 43.1% during the three and nine months ended September 30, 1997 as compared to

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

the corresponding periods in 1996. The increases were primarily due to increases in revenues as discussed above. EBITDA increased from $721,500 to $789,500, or by 9.4%, and from $2,056,700 to $2,332,000, or by 13.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense decreased from $712,400 to $680,200, or by 4.5%, and from $2,125,200 to $1,997,300, or by 6.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain intangible assets becoming fully amortized.

           Operating income increased from $9,100 to $109,300 for the quarter ended September 30, 1997 as compared to the corresponding period in 1996. The Joint Venture generated operating income of $334,700 for the nine months ended September 30, 1997 as compared to an operating loss of $68,500 for the nine months ended September 30, 1996. These increases were primarily due to increases in revenues and decreases in depreciation and amortization expense.

           Interest income increased from $16,300 to $23,100, or by 41.7%, and from $49,100 to $68,900, or by 40.3%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to a change in investment policy that yielded a greater return on invested cash and also due to higher average interest rates earned in 1997.

           Interest expense increased from $166,800 to $232,100, or by 39.1%, for the quarter ended September 30, 1997 and decreased from $529,400 to $500,800, or by 5.4%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The Joint Venture fully amortized to interest expense the remaining $108,800 of deferred loan costs related to its previous credit facility during the three months ended September 30, 1997. The decrease in the nine months was due to a decrease in average borrowings in the 1997 period.

           Due to the factors described above, the Joint Venture's net loss decreased from $141,400 to $99,700, or by 29.5%, and from $548,800 to $97,200, or by 82.3%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           The Partnership's primary objective, having invested its net offering proceeds in the Joint Venture, is to distribute to its partners distributions of cash flow received from the Joint Venture's operations and proceeds from the sale of the Joint Venture's cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable systems. The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Venture's existing cable television systems. The Joint

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

Venture has budgeted capital expenditures of approximately $650,000 in 1997, primarily for equipment upgrades. Capital expenditures amounted to $452,400 during the first nine months of 1997.

           Management believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 1997. As a result, the Corporate General Partner intends to use its cash for such purposes.

           In December 1993, the Joint Venture obtained a $9,000,000 reducing revolving credit facility maturing on September 30, 1999. The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Joint Venture. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Joint Venture is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed EFC. On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Joint Venture and certain of the other related partnerships managed by the Corporate General Partner. The Joint Venture entered into a loan agreement with EFC for a loan facility of $9,181,000 of which $2,600,000 was advanced to the Joint Venture at closing. Such funds together with available cash were used to repay the Joint Venture's existing note payable balance of $4,067,200 and related interest expense. The Joint Venture's management expects to increase borrowings in the future to meet rebuild and other liquidity requirements.

           Based on discussions with prospective lenders, the Corporate General Partner believes that this structure provides capital to the Joint Venture on terms more favorable than could be obtained on a "stand-alone" basis. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. The Joint Venture's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Joint Venture is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Joint Venture has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Joint Venture is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Joint Venture is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Joint Venture paid to EFC a $93,400 facility fee. This represented the Joint Venture's pro rata portion of a similar fee paid by EFC to its lenders.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The Corporate General Partner believes the Joint Venture was in compliance with the covenants at September 30, 1997.

           The Facility restricts the payment of distributions to partners if an event of default exists. Because management believes it is critical to conserve cash and borrowing capacity, the Partnership does not anticipate a resumption of distributions to unitholders during 1997 or 1998.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           Operating activities used $6,600 more cash during the nine months ended September 30, 1997 than in the corresponding period in 1996. The Partnership used $8,400 more cash to pay liabilities owed to affiliates and third-party creditors in the first nine months of 1997 than in the comparable 1996 period due to differences in the timing of payments. Changes in receivable balances from affiliates provided $1,400 less cash in the 1997 period due to differences in the timing of collections. Partnership expenses used $3,200 less cash during the nine months ended September 30, 1997 than in the corresponding nine months of 1996 after adding back non-cash equity in net loss of Joint Venture. Investing activities provided $6,500 less cash in the first nine months of 1997 due to decreased distributions of cash flow from operations of the Joint Venture.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


PART II.                OTHER INFORMATION


ITEMS 1-5.              Not applicable.

ITEM 6.                 Exhibits and Reports on Form 8-K

                        (a) Exhibit 10.24 - Loan Agreement between Enstar Cable of Cumberland Valley and Enstar Finance Company, LLC dated September 30, 1997.

                        (b) The Registrant filed a Form 8-K dated July 22, 1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner


Date: November 12, 1997               By: /s/ Michael K. Menerey
                                          ------------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


                                 EXHIBIT INDEX


Exhibit
Number                                 Description
------                                 -----------

10.24 Loan Agreement between Enstar Cable of Cumberland Valley and Enstar Finance Company, LLC dated September 30, 1997.