Form 10-Q
period 2000-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2000-11-13
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                              ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ----------------

                         Commission File Number 0-16789
                                                -------

                    Enstar Income/Growth Program Five-B, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Georgia                                                       58-1713008
--------------------------------------------------------------            ------------------------------------------
      (State or other jurisdiction of incorporation or                     (I.R.S. Employer Identification Number)
                        organization)

              12444 Powerscourt Dr., Suite 100
                     St. Louis, Missouri                                                    63131
--------------------------------------------------------------            ------------------------------------------
          (Address of principal executive offices)                                       (Zip Code)


Registrant's telephone number, including area
code:                                                (314) 965-0555
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

Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            CONDENSED BALANCE SHEETS

                ===============================================



                                                                          December 31,         September 30,
                                                                             1999*                 2000
                                                                     --------------------   ------------------

                                                                                               (Unaudited)

ASSETS:
   Cash                                                              $            19,300    $           5,000

   Equity in net assets of Joint Venture                                       4,601,600            4,880,000
                                                                     --------------------   ------------------

                                                                     $         4,620,900    $       4,885,000
                                                                     ====================   ==================


                       LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:

   Accounts payable                                                  $               200    $           3,300

   Due to affiliates                                                               5,600               47,800
                                                                     --------------------   ------------------

                                                                                   5,800               51,100
                                                                     --------------------   ------------------

PARTNERSHIP CAPITAL (DEFICIT):

   General Partner                                                               (77,800)             (75,800)

   Limited Partners                                                            4,692,900            4,909,700
                                                                     --------------------   ------------------

          TOTAL PARTNERSHIP CAPITAL                                            4,615,100            4,833,900
                                                                     --------------------   ------------------

                                                                     $         4,620,900    $       4,885,000
                                                                     ====================   ==================








         The accompanying notes are in integral part of these condensed financial statements.



-------------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ===============================================




                                                                               Unaudited
                                                                ---------------------------------------
                                                                           Three months ended
                                                                             September 30,
                                                                ---------------------------------------

                                                                        1999                2000
                                                                -------------------  ------------------
OPERATING EXPENSES:

   General and administrative expenses                          $          (12,600)  $         (15,200)
                                                                ------------------   -----------------


LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                        (12,600)            (15,200)


EQUITY IN NET INCOME OF JOINT VENTURE                                       70,500              30,900
                                                                ------------------   -----------------


NET INCOME                                                      $           57,900   $          15,700
                                                                ==================   =================


Net income allocated to General Partner                         $              600   $             200
                                                                ==================   =================


Net income allocated to Limited Partners                        $           57,300   $          15,500
                                                                ==================   =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                         $             0.96   $            0.26
                                                                ==================   =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                          59,830              59,830
                                                                ==================   =================








           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ===============================================




                                                                               Unaudited
                                                                --------------------------------------
                                                                           Nine months ended
                                                                             September 30,
                                                                --------------------------------------

                                                                       1999                 2000
                                                                ------------------   -----------------
OPERATING EXPENSES:

   General and administrative expenses                          $         (39,200)   $        (59,600)
                                                                ------------------   -----------------


LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                       (39,200)            (59,600)


EQUITY IN NET INCOME OF JOINT VENTURE                                     128,900             278,400
                                                                ------------------   -----------------


NET INCOME                                                      $          89,700             218,800
                                                                ==================   =================


Net income allocated to General Partner                         $             900    $          2,200
                                                                ==================   =================


Net income allocated to Limited Partners                        $          88,800    $        216,600
                                                                ==================   =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                         $            1.48    $           3.62
                                                                ==================   =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                         59,830              59,830
                                                                ==================   =================








           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                ===============================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------

                                                                                               1999                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                              $       89,700     $       218,800

   Adjustments to reconcile net income to net cash from operating activities:

       Equity in net income of Joint Venture                                                     (128,900)           (278,400)

       Changes in:

         Accounts payable and due to affiliates                                                    (5,200)             45,300
                                                                                          ----------------    ----------------


             Net cash from operating activities                                                   (44,400)            (14,300)
                                                                                          ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Distributions from Joint Venture                                                                45,000                  --
                                                                                          ----------------    ----------------


INCREASE (DECREASE) IN CASH                                                                           600             (14,300)


CASH AT BEGINNING OF PERIOD                                                                           200              19,300
                                                                                          ----------------    ----------------


CASH AT END OF PERIOD                                                                     $           800     $         5,000
                                                                                          ================    ================











           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================



1.     INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-B, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $65,500 and $196,000 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Joint Venture's management fee expense approximated $67,800 and $203,700, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $16,400 and $49,000 during the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Joint Venture's management fee expense to ECC approximated $16,900 and $50,900, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

         The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. This results from the fact that there are no employees directly employed by the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                 ===============================================



these costs approximated $291,200 and $821,100 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Joint Venture for these costs approximated $66,800 and $195,300, respectively. There is no duplication of reimbursed expenses to the Manager.

         Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Joint Venture for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships ECC managed as a group. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $280,200 and $783,200 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, programming fee expense was $360,600 and $1,054,900, respectively.

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

                 ===============================================


4.     EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 2000, and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

                                                             December 31,          September 30,
                                                                 1999*                 2000
                                                          ------------------    ------------------
                                                                                      (Unaudited)
Current assets                                            $        1,361,700    $        2,278,000

Investment in cable television properties, net                     9,104,800             8,052,700

Other assets                                                          55,300                31,800
                                                          ------------------    ------------------

                                                          $       10,521,800    $       10,362,500
                                                          ==================    ==================


Current liabilities                                       $        1,318,600    $          602,400

Venturers' capital                                                 9,203,200             9,760,100
                                                          ------------------    ------------------

                                                          $       10,521,800    $       10,362,500
                                                          ==================    ==================






---------
         * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                 ===============================================

                                                                            Unaudited
                                                              --------------------------------------
                                                                       Three months ended
                                                                          September 30,
                                                              --------------------------------------
                                                                    1999                 2000
                                                              -----------------    -----------------
REVENUES                                                      $     1,693,700      $     1,638,400
                                                              -----------------    -----------------

OPERATING EXPENSES:

   Service costs                                                      698,000              578,400

   General and administrative expenses                                231,900              160,000

   General partner management fees
     and reimbursed expenses                                          151,500              373,100

   Depreciation and amortization                                      439,700              450,400
                                                              -----------------    -----------------

                                                                    1,521,100            1,561,900
                                                              -----------------    -----------------


OPERATING INCOME                                                      172,600               76,500

OTHER INCOME (EXPENSE):

   Interest income                                                     13,700                3,900

   Interest expense                                                   (45,200)             (18,500)
                                                              -----------------    -----------------

NET INCOME                                                    $       141,100      $        61,900
                                                              =================    =================

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                 ===============================================



                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                    ---------------------------------------

                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                            $     5,092,600       $     4,900,700
                                                                                    ------------------    -----------------


OPERATING EXPENSES:

   Service costs                                                                          2,118,900             1,382,800

   General and administrative expenses                                                      773,700               522,900

   General partner management fees
      and reimbursed expenses                                                               449,900             1,066,100

   Depreciation and amortization                                                          1,377,600             1,354,400
                                                                                    ------------------    -----------------


                                                                                          4,720,100             4,326,200
                                                                                    ------------------    -----------------


OPERATING INCOME                                                                            372,500               574,500


OTHER INCOME (EXPENSE):

   Interest income                                                                           30,400                35,400

   Interest expense                                                                        (145,000)              (53,100)
                                                                                    ------------------    -----------------


NET INCOME                                                                          $       257,900       $       556,800
                                                                                    ==================    =================

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                 ===============================================



5.       SALE OF CABLE SYSTEMS

         On August 8, 2000, (as amended on September 29, 2000) the Joint Venture, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         All of our cable television business operations are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash flow from its operations to the Partnership and the Partnership did not pay distributions to its partners during the three and the nine months ended September 30, 2000.

         THE JOINT VENTURE

         The Joint Venture's revenues decreased from $1,693,700 to $1,638,400, or by 3.3%, and from $5,092,600 to $4,900,700, or by 3.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $55,300 decrease for the three months ended September 30, 2000, $66,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $9,300 was due to decreases in other revenue producing items. The decreases were partially offset by a $20,400 increase in regulated service rates that were implemented in 2000. Of the $191,900 decrease for the nine months ended September 30, 2000, $190,800 was due to a decrease in the number of subscribers for basic, premium and tier equipment rental services and $21,500 was due to decreases in other revenue producing items. The decreases were partially offset by a $20,400 increase in regulated service rates that were implemented in 2000. As of September 30, 2000, the Joint Venture had approximately 14,700 basic subscribers and 4,200 premium service units.

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $1,081,400 to $1,111,500, or by 2.8%, and decreased from $3,342,500 to $2,971,800, or by 11.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Service costs decreased from $698,000 to $578,400, or by 17.1%, and from $2,118,900 to $1,382,800, or by 34.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the Joint Venture and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above.

         General and administrative expenses decreased from $231,900 to $160,000, or by 31.0%, and from $773,700 to $522,900, or by 32.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to decreases in marketing, bad debt expenses and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above.

         General partner management fees and reimbursed expenses increased from $151,500 to $373,100, or by 146.3%, and from $449,900 to $1,066,100, or by
137.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in more reimbursable costs to the Joint Venture and lower service costs and general and administrative expenses for the Joint Venture. In addition, for the three months ended September 30, 2000, the General Partner incurred additional bank fees, which are included in reimbursed expenses.

         Depreciation and amortization expense increased from $439,700 to $450,400, or by 2.4%, and decreased from $1,377,600 to $1,354,400, or by 1.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase for the three months is due to additional depreciation related to plant asset additions in the third quarter. The decrease for the nine months is due to the effect of certain intangible assets becoming fully amortized in the fourth quarter of 1999.

         Due to the factors described above, operating income decreased from $172,600 to $76,500, or by 55.7%, and increased from $372,500 to $574,500, or by
54.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.



         Interest income decreased from $13,700 to $3,900, or by 71.5%, and increased from $30,400 to $35,400, or by 16.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. For the three months ended September 30, 2000, lower cash balances available for investment were maintained, as compared to higher average cash balances available for investment that were maintained during the first six months of 2000.

         Interest expense decreased from $45,200 to $18,500, or by 59.1%, and from $145,000 to $53,100, or by 63.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease is due to the repayment of outstanding borrowings during 1999. Interest expense for the periods ended September 30, 2000 and 1999, includes commitment fees on the unborrowed portion of the Joint Venture's loan facility.

         Due to the factors described above, net income decreased from $141,100 to $61,900, or by 56.1%, and increased from $257,900 to $556,800, or by 115.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 36.2% to 32.2% and increased from 34.4% to 39.4% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease for the three months ended September 30, 2000, was primarily due to the additional bank fees included in reimbursed expenses. The increase for the nine months ended September 30, 2000, was primarily due to decreases in programming fees as described above. EBITDA decreased from $612,300 to $526,900, or by 13.9% and increased from $1,750,100 to $1,928,900, or by 10.2%, during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

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

         In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, (as amended on September 29,
2000) the Joint Venture, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.



Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

         The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $126,500 had been incurred as of September 30, 2000. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade requirements in the franchise agreement. No assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture is budgeted to spend approximately $697,300 in 2000 for plant extensions, new equipment and system upgrades, including its upgrade in Tennessee, of which $288,800 had been incurred as of September 30, 2000.

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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.



on the unborrowed portion of its facility. The Joint Venture's management expects to increase borrowings under the facility in the future for system upgrades and other liquidity requirements.

         The Joint Venture's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at September 30, 2000) plus 0.625%, or at an offshore rate (6.74% at September 30, 2000) plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

         The facility does not restrict the payment of distributions to partners by the Partnership unless an event of default exists thereunder or the Joint Venture's ratio of debt to cash flow is greater than 4 to 1. We believe it is critical for the Joint Venture to conserve cash and borrowing capacity to fund its anticipated capital expenditures. Accordingly, the Joint Venture does not anticipate an increase in distributions to the Partnership in order to fund distributions to partners at this time.

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

         Operating activities of the Partnership used $30,100 less cash during the nine months ended September 30, 2000, than in the corresponding period in 1999. Cash provided by investing activities for the Partnership decreased by $45,000 for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, due to decreased distributions from the Joint Venture.

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

                   ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.


PART II.            OTHER INFORMATION


ITEMS 1-5.          Not applicable.

ITEM 6.             Exhibits and Reports on Form 8-K

                    (a)    Exhibits


                           10.1 Amendment dated September 29, 2000, of the Asset
                                Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                           27.1 Financial Data Schedule.*

                    (b)    Reports on Form 8-K

                           None
















-------

* Filed herewith


(1) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

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






                               By: ENSTAR COMMUNICATIONS CORPORATION
                                   General Partner






Date: November 13, 2000        By:  /s/  Kent D. Kalkwarf
                                    -------------------------------------
                                    Kent D. Kalkwarf
                                    Executive Vice President and Chief
                                    Financial Officer
                                     (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                               Description



10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000, File No. 00015705).


27.1       Financial Data Schedule.