Form 10-K405
period 2000-12-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2001-04-02
CIK 805392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----

                Commission File Number 0-16789

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

                           GEORGIA                                     58-1713008
               -------------------------------                      ----------------
               (State or other jurisdiction of                      (I.R.S. Employer
               incorporation or organization)                    Identification Number)


              12444 POWERSCOURT DR., SUITE 100
                     ST. LOUIS, MISSOURI                                 63131
                     -------------------                                 -----
          (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:                  (314) 965-0555
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

================================================================================

                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

                  Enstar Income/Growth Program Five-B, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on September 4, 1986. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

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

                  The Joint Venture began its cable television business operations in January 1988 with the acquisition of certain cable television systems located in Kentucky and Tennessee and expanded its operations during February 1989 with the acquisition of certain cable television systems located in Arkansas and Missouri. The Kentucky systems provide service to customers in and around the Cumberland Valley area. The Missouri systems provide service to customers in and around the municipality of Hermitage. As of December 31, 2000, the Joint Venture served approximately 15,454 basic subscribers in these areas. The Joint Venture does not expect to make any additional acquisitions during the remaining term of the Joint Venture.

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Venture, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Joint Venture is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

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

                  Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations

o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN

o        various satellite - delivered, non-broadcast channels, such as

         -        Cable News Network, or "CNN"
         -        MTV: Music Television, or "MTV"
         -        The USA Network
         -        ESPN
         -        Turner Network Television, or "TNT" and
         -        The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and

o information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

                  As discussed in prior reports, the Joint Venture postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Venture's business and access to capital. As a result, the Joint Venture's systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Venture is party to a loan agreement with an affiliate which provides for a revolving loan facility of $1.0 million. The Joint Venture's management expects to increase borrowings under the loan facility to meet system upgrade and other liquidity requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. Upgrade expenditures are at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $1,385,500 had been incurred as of December 31, 2000. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as a result of the Joint Venture's non-compliance with the upgrade requirements in the franchise agreement. We cannot give assurance that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture spent approximately $547,000 in 2000 for plant extensions, new equipment and system upgrades. See Note 6 of the Notes to Financial Statements for the Joint Venture, "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE JOINT VENTURE'S SYSTEMS

                  The table below sets forth certain operating statistics for the Joint Venture's cable systems as of December 31, 2000.

                                                                       Premium                      Average Monthly
                             Homes        Basic          Basic         Service       Premium       Revenue Per Basic
System                     Passed(1)   Subscribers   Penetration(2)    Units(3)    Penetration(4)     Subscriber(5)
------                     ---------   -----------   --------------    --------    -------------   -----------------
Monticello, KY and
   Jellico, TN               21,410        14,532        67.9%            4,237        29.2%            $  36.12

Pomme De Terre, MO            3,583           922        25.7%              119        12.9%            $  32.70
                           --------      --------                      --------
Total                        24,993        15,454        61.8%            4,356        28.2%            $  35.92
                           ========      ========                      ========

         (1)Homes passed refers to estimates by the Joint Venture of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2)Basic subscribers as a percentage of homes passed by cable.

         (3)Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

         (4)Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         (5)Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

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

                  At December 31, 2000, the Joint Venture's monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $20.07 to $25.15 and its premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Joint Venture's marketing programs. A one-time installation fee, which the Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Venture charges commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Venture offers most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

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

PROGRAMMING

                  The Joint Venture purchases basic and premium programming for its systems from Charter. In turn, Charter charges the Joint Venture for these costs at its costs, which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Joint Venture for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Joint Venture's cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Joint Venture's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly the Joint Venture's programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

                  Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

                  As of December 31, 2000, the Joint Venture operated cable systems in 19 franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2000.

                                             Number of      Percentage of
          Year of            Number of         Basic            Basic
   Franchise Expiration     Franchises      Subscribers      Subscribers
   --------------------     ----------      -----------     -------------

Prior to 2002                       13          12,589            81.5%
2002 - 2006                          4           1,246             8.0%
2007 and after                       2           1,619            10.5%
                              --------        --------        --------
Total                               19          15,454           100.0%
                              ========        ========        ========

                  As of December 31, 2000, the franchise agreements have expired in 12 of the Joint Venture's franchise areas where it serves 11,459 basic subscribers. The Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 804 customers, comprising approximately 5% of the Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

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

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

                  As of December 31, 2000, approximately 10.5% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

                  INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon, recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

                  OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o        equal employment opportunity,

o        subscriber privacy,

o        programming practices, including, among other things,

            (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,
            (2)   network program non-duplication,
            (3)   local sports blackouts,
            (4)   indecent programming,
            (5)   lottery programming,
            (6)   political programming,
            (7)   sponsorship identification,
            (8)   children's programming advertisements, and
            (9)   closed captioning,

o        registration of cable systems and facilities licensing,

o        maintenance of various records and public inspection files,

o        aeronautical frequency usage,

o        lockbox availability,

o        antenna structure notification,

o        tower marking and lighting,

o        consumer protection and customer service standards,

o        technical standards,

o        consumer electronics equipment compatibility, and

o        emergency alert systems.

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

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,245 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

                  We began making periodic cash distributions to limited partners from operations in February 1988 and continued through March 1990. The distributions were funded primarily from distributions received by the Partnership from the Joint Venture. No distributions were made during 1998, 1999 or 2000.

                  Our ability to pay distributions in the future, the actual level of any such distributions and the continuance of distributions if commenced, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. The Joint Venture's loan facility does not restrict the payment of distributions to partners by the Partnership unless an event of default exists thereunder or the Joint Venture's ratio of debt to cash flow is greater than 4 to 1. However, because management believes it is critical to conserve cash and borrowing capacity to fund anticipated capital expenditures, the Partnership does not anticipate a resumption of distributions to unitholders at this time. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership and of the Joint Venture for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                                Year Ended December 31
                                                     ----------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                                1996            1997            1998            1999            2000
                                                     ------------    ------------    ------------    ------------    ------------

  Costs and expenses                                 $    (29,700)   $    (29,900)   $    (23,300)   $    (41,600)   $   (102,400)
  Interest expense                                           (600)         (2,900)         (2,500)           (200)             --
  Equity in net income (loss) of joint
    venture                                              (311,000)        (41,100)        272,000         199,200         285,600
                                                     ------------    ------------    ------------    ------------    ------------
  Net income (loss)                                  $   (341,300)   $    (73,900)   $    246,200    $    157,400    $    183,200
                                                     ============    ============    ============    ============    ============
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
   Net income (loss)                                 $      (5.65)   $      (1.22)   $       4.07    $       2.60    $       3.03
                                                     ============    ============    ============    ============    ============

OTHER OPERATING DATA
  Net cash from operating activities                 $    (27,700)   $    (31,100)   $    (31,700)   $    (44,900)   $    (14,700)
  Net cash from investing activities                       31,500          30,000          28,500          64,000              --

                                                                                   As of December 31
                                                     ----------------------------------------------------------------------------
BALANCE SHEET DATA                                       1996            1997            1998            1999            2000
                                                     ------------    ------------    ------------    ------------    ------------
  Total assets                                       $  4,301,400    $  4,226,300    $  4,466,600    $  4,620,900    $  4,891,800
  General partners' deficit                               (81,200)        (81,900)        (79,400)        (77,800)        (76,000)
  Limited partners' capital                             4,366,600       4,293,400       4,537,100       4,692,900       4,874,300

II. ENSTAR CABLE OF CUMBERLAND VALLEY

                                                                            Year Ended December 31
                                                --------------------------------------------------------------------------------
OPERATIONS STATEMENT                                1996             1997             1998             1999             2000
DATA                                            ------------     ------------     ------------     ------------     ------------

  Revenues                                      $  6,728,900     $  7,217,900     $  7,075,400     $  6,780,200     $  6,539,500
  Costs and expenses                              (3,881,000)      (4,127,100)      (4,018,600)      (4,413,500)      (4,116,600)
  Depreciation and amortization                   (2,841,600)      (2,672,700)      (2,085,200)      (1,824,500)      (1,841,400)
                                                ------------     ------------     ------------     ------------     ------------
  Operating income                                     6,300          418,100          971,600          542,200          581,500

  Interest expense                                  (699,400)        (578,600)        (257,300)        (181,400)         (45,200)
  Interest income                                     71,100           78,300           45,300           37,600           43,900
  Casualty loss                                           --               --         (215,600)              --               --
  Other                                                   --               --               --               --           (9,000)
                                                ------------     ------------     ------------     ------------     ------------
  Net income (loss)                             $   (622,000)    $    (82,200)    $    544,000     $    398,400     $    571,200
                                                ============     ============     ============     ============     ============
  Distributions paid to venturers               $     63,000     $     60,000     $     57,000     $    128,000     $         --
                                                ============     ============     ============     ============     ============
OTHER OPERATING DATA

  Net cash from operating activities            $  2,750,200     $  2,939,300     $  2,890,500     $  2,162,800     $  1,820,100
  Net cash from investing activities                (673,000)        (622,200)      (1,794,300)        (570,100)        (567,800)
  Net cash from financing activities                (763,000)      (3,661,000)      (1,661,800)      (1,128,000)              --
  EBITDA(1)                                        2,847,900        3,090,800        3,056,800        2,366,700        2,422,900
  EBITDA to revenues                                    42.3%            42.8%            43.2%            34.9%            37.1%
  Total debt to EBITDA                                  2.1x             0.8x             0.3x               --               --
  Capital expenditures                          $    662,100     $    610,800     $  1,768,700     $    558,600     $    547,600

                                                                               As of December 31
                                                --------------------------------------------------------------------------------
BALANCE SHEET DATA                                  1996             1997             1998             1999             2000
                                                ------------     ------------     ------------     ------------     ------------

  Total assets                                  $ 15,832,600     $ 12,392,100     $ 11,229,800     $ 10,521,800     $ 10,655,600
  Total debt                                       6,067,200        2,600,000        1,000,000               --               --
  Venturers' capital                               8,588,000        8,445,800        8,932,800        9,203,200        9,774,400

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flows. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. The Joint Venture distributed an aggregate of $28,500 and $64,000 to us during 1998 and 1999, representing our pro rata (i.e., 50%) share of the cash flow distributed from the Joint Venture's operations. The Joint Venture did not pay distributions in 2000. We did not pay distributions to our partners during 1998, 1999 or 2000.

                  THE JOINT VENTURE

                  2000 COMPARED TO 1999

                  The Joint Venture's revenues decreased from $6,780,200 to $6,539,500, or by 3.6%, for the year ended December 31, 2000, as compared to 1999. Of the $240,700 decrease, $252,000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $38,600 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $49,900 due to increases in regulated service rates that were implemented by the Joint Venture in 2000. As of December 31, 2000, the Joint Venture had approximately 15,454 basic subscribers and 4,356 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $4,413,500 to $4,116,600, or by 6.7%, for the year ended December 31, 2000, as compared to 1999.

                  Service costs decreased from $2,819,200 to $1,962,400, or by 30.4%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                  General and administrative expenses decreased from $1,015,700 to $741,800, or by 27.0%, for the year ended December 31, 2000, as compared to 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Management fees and reimbursed expenses increased from $578,600 to $1,412,400, or by 144.1%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Depreciation and amortization expense increased from $1,824,500 to $1,841,400, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999, due to additional depreciation related to plant asset additions in the third quarter.

                  Due to the factors described above, the Joint Venture's operating income increased from $542,200 to $581,500, or by 7.2%, for the year ended December 31, 2000, as compared to 1999.

                  Interest expense decreased from $181,400 to $45,200, or by 75.1%, for the year ended December 31, 2000, as compared to 1999, primarily due to no borrowings outstanding in 2000 and the reclassification of certain bank charges from interest expense to general and administrative expense.

                  Interest income increased from $37,600 to $43,900, or by 16.8%, for the year ended December 31, 2000, as compared to 1999, due to higher average cash balances available for investment in 2000.

                  Other expenses of $9,000 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our partnership assets.

                  Due to the factors described above, the Joint Venture's net income increased from $398,400 to $571,200, or by 43.4%, for the year ended December 31, 2000, as compared to 1999.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 34.9% during 1999 to 37.1% in 2000. Due to the factors described above, EBITDA increased from $2,366,700 to $2,422,900, or by 2.4%, as a result.

                  1999 COMPARED TO 1998

                  The Joint Venture's revenues decreased from $7,075,400 to $6,780,200, or by 4.2%, for the year ended December 31, 1999, as compared to 1998. Of the $295,200 decrease, $385,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $34,600 was due to decreases in other revenue producing items including installation revenue. These decreases were partially offset by an increase of $125,100 due to increases in regulated service rates that were implemented by the Joint Venture in 1999. As of December 31, 1999, the Joint Venture had approximately 15,100 basic subscribers and 2,300 premium service units.

                  Service costs increased from $2,494,000 to $2,819,200, or by 13.0%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in personnel costs, property taxes and repair and maintenance expenses and to decreases in the capitalization of labor and overhead costs that resulted from replacement of storm damaged plant in 1998 in the Joint Venture's Monticello system.

                  General and administrative expenses increased from $884,700 to $1,015,700, or by 14.8%, for the year ended December 31, 1999, as compared to 1998, primarily due to increases in insurance premiums and customer billing expenses.

                  Management fees and reimbursed expenses decreased from $639,900 to $578,600, or by 9.6%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursable expenses decreased primarily as a result of lower allocated personnel costs.

                  Depreciation and amortization expense decreased from $2,085,200 to $1,824,500, or by 12.5%, for the year ended December 31, 1999, as compared to 1998, due to the effect of certain intangible assets becoming fully amortized.

                  Operating income decreased from $971,600 to $542,200, or by 44.2%, for the year ended December 31, 1999, as compared to 1998, primarily due to decreases in revenues and capitalization of labor and overhead costs and increases in insurance premiums as described above.

                  Interest expense decreased from $257,300 to $181,400, or by 29.5%, for the year ended December 31, 1999, as compared to 1998, primarily due to lower average borrowings in 1999.

                  Interest income decreased from $45,300 to $37,600, or by 17.0%, for the year ended December 31, 1999, as compared to 1998, due to lower average cash balances available for investment and to lower average interest rates earned on invested funds in 1999.

                  Due to the factors described above, the Joint Venture's net income decreased from $544,000 to $398,400, or by 26.8%, for the year ended December 31, 1999, as compared to 1998.

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

                  DISTRIBUTIONS MADE BY THE CUMBERLAND VALLEY JOINT VENTURE

                  The Joint Venture distributed $57,000 and $128,000 equally between its two partners during 1998 and 1999, respectively. The Joint Venture did not pay distributions in 2000.

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

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Venture, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Joint Venture is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

                  The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Joint Venture is required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. Upgrade expenditures are budgeted at a total estimated cost of approximately $1,061,000. The upgrade began in 1998 and $1,385,000 had been incurred as of December 31, 2000. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as a result of the Joint Venture's non-compliance with the upgrade requirements in the franchise agreement. No assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture. The Joint Venture spent approximately $1,361,400 in 1998 to replace and upgrade cable plant in Kentucky that sustained storm damage in February 1998. As discussed below, such losses were not covered by insurance. The Joint Venture also spent approximately $547,000 in the year ended December 31, 2000, for other equipment and plant upgrades. The Joint Venture is budgeted to spend approximately $951,500 in 2001 for plant extensions, new equipment and system upgrades.

                  The Partnership believes that cash generated by operations of the Joint Venture, together with available cash and proceeds from borrowings, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2001 and beyond. As a result, the Joint Venture intends to use its cash for such purposes.

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

                  The Joint Venture's facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000), plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the facility. The facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions.

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

                  In October 1998, Falcon Communications, L.P. reinstated third-party insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications, L.P. through November 12, 1999, and currently managed by Charter, including those of the Joint Venture.

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

                  2000 VS. 1999

                  We used $30,200 less cash in operating activities during the year ended December 31, 2000, than in 1999. Our expenses used $60,600 more cash during 2000 than in 1999. We used $90,800 less cash for the payment of liabilities owed to affiliates and third-party creditors due to differences in the timing of payments. Cash from investing activities decreased by $64,000 due to decreased distributions from the Joint Venture.

                  1999 VS. 1998

                  We used $13,200 more cash in operating activities during the year ended December 31, 1999, than in 1998. Partnership expenses used $16,000 more cash during 1999 than in 1998. We used $2,800 less cash for the payment of liabilities owed to affiliates and third-party creditors due to differences in the timing of payments. Cash from investing activities increased by $35,500 due to increased distributions from the Joint Venture.

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

                  Previously reported in Current Report on Form 8-K, dated July 18, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable television systems with approximately 76,046 basic subscribers.

                  Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:

NAME                        POSITION
----                        --------

Jerald L. Kent              Director, President and Chief Executive Officer

David C. Andersen           Senior Vice President - Communications

David G. Barford            Executive Vice President and Chief Operating Officer

Mary Pat Blake              Senior Vice President - Marketing and Programming

Eric A. Freesmeier          Senior Vice President - Administration

Thomas R. Jokerst           Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf            Executive Vice President and Chief Financial Officer

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

Michael E. Riddle           Senior Vice President and Chief Information Officer

Steven A. Schumm            Executive Vice President, Assistant to the President

Curtis S. Shaw              Senior Vice President, General Counsel and Secretary

Steven E. Silva             Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith III   Senior Vice President of Operations - Western Division

                  Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

                  For the fiscal year ended December 31, 2000, Enstar Cable charged the Joint Venture management fees of approximately $261,600. In addition, the Joint Venture paid the Corporate General Partner approximately $65,400 in respect of its 1% special interest. The Joint Venture also reimbursed Enstar Cable, Charter and its affiliates approximately $1,085,400 for system operating management services. In addition, programming services were purchased through Charter. We paid Charter approximately $1,075,000 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

                  The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5, "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of February 28, 2001, the only persons known by the Partnership to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                      Name and Address          Amount and Nature of    Percent
        Title of Class               of Beneficial Owner        Beneficial Ownership    of Class
----------------------------     ---------------------------    --------------------    --------

Units of Limited Partnership     Everest Cable Investors LLC          3,573(1)            6.0%
   Interest                      199 South Los Robles Ave.,
                                 Suite 440
                                 Pasadena, CA  91101

(1)      As reported to us by our transfer agent, Gemisys Corporation.

                  The Corporate General Partner is a wholly owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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

(b)         Reports on Form 8-K

            None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                     ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                                     By: Enstar Communications Corporation,
                                         Corporate General Partner

                                         By: /s/ Jerald L. Kent
                                             -----------------------------------
                                             Jerald L. Kent
                                             Director, President and
                                               Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

     Signatures                            Title(*)
     ----------                            --------



 /s/ Jerald L. Kent       Director, President and Chief Executive Officer
 ------------------         (Principal Executive Officer)
 Jerald L. Kent



 /s/ Kent D. Kalkwarf     Executive Vice President and Chief Financial Officer
 --------------------       (Principal Financial Officer and
 Kent D. Kalkwarf              Principal Accounting Officer)



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                              --------------------------------------------
                                              Enstar Income/Growth        Enstar Cable of
                                              Program Five-B, L.P.       Cumberland Valley
                                              --------------------       -----------------

Report of Independent Public Accountants              F-2                       F-11

Balance Sheet as of December 31, 2000                 F-3                       F-12

Financial Statements for the year ended
     December 31, 2000:

     Statement of Operations                          F-4                       F-13

     Statement of Partnership/Venturers'
       Capital (Deficit)                              F-5                       F-14

     Statement of Cash Flows                          F-6                       F-15

Notes to Financial Statements                         F-7                       F-16

Report of Independent Auditors                        F-24                      F-32

Balance Sheet - December 31, 1999                     F-25                      F-33

Financial Statements for each of
  the two years in the period
  ended December 31, 1999:

     Statements of Operations                         F-26                      F-34

     Statements of Partnership/Venturers'
       Capital (Deficit)                              F-27                      F-35

     Statements of Cash Flows                         F-28                      F-36

Notes to Financial Statements                         F-29                      F-37


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Enstar Income/Growth Program Five-B, L.P.:

We have audited the accompanying balance sheet of Enstar Income/Growth Program Five-B, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Five-B, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                      BALANCE SHEET AS OF DECEMBER 31, 2000

                                     ASSETS
ASSETS:
   Cash                                                          $      4,600
   Equity in net assets of joint venture                            4,887,200
                                                                 ------------
                                                                 $  4,891,800
                                                                 ============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable and accrued liabilities                      $      2,700
   Due to affiliates                                                   90,800
                                                                 ------------
           Total liabilities                                           93,500
                                                                 ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                   (76,000)
   Limited partners                                                 4,874,300
                                                                 ------------
           Total partnership capital                                4,798,300
                                                                 ------------
                                                                 $  4,891,800
                                                                 ============



         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

OPERATING EXPENSES:
   General and administrative                                                 $    (88,400)
   Other                                                                           (14,000)
                                                                              ------------
           Loss before equity in net income of joint venture                      (102,400)

EQUITY IN NET INCOME OF JOINT VENTURE                                              285,600
                                                                              ------------
           Net income                                                         $    183,200
                                                                              ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                      $      1,800
                                                                              ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                      $    181,400
                                                                              ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                           $       3.03
                                                                              ============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR
                                                                                    59,830
                                                                              ============


         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)

                                                         General         Limited
                                                         Partners        Partners        Total
                                                       ------------    ------------   ------------

PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000         $    (77,800)   $  4,692,900   $  4,615,100

   Net income                                                 1,800         181,400        183,200
                                                       ------------    ------------   ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000       $    (76,000)   $  4,874,300   $  4,798,300
                                                       ============    ============   ============


         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    183,200
   Adjustments to reconcile net income to net cash from operating activities-
     Equity in net income of joint venture                                             (285,600)
     Changes in-
       Accounts payable and due to/from affiliates                                       87,700
                                                                                   ------------
           Net cash from operating activities                                           (14,700)
                                                                                   ------------
           Net decrease in cash                                                         (14,700)

CASH, beginning of year                                                                  19,300
                                                                                   ------------
CASH, end of year                                                                  $      4,600
                                                                                   ============

CASH PAID FOR INTEREST                                                             $         --
                                                                                   ============



         The accompanying notes are an integral part of this statement.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

                  Enstar Income/Growth Program Five-B, L.P. is a Georgia limited partnership (the "Partnership") whose principal business is derived from its 50% ownership interest in the operations of Enstar Cable of Cumberland Valley, a Georgia general partnership (the "Joint Venture"). The financial statements include the operations of the Partnership and its equity ownership interest in the Joint Venture. The separate financial statements of the Joint Venture are included in this report on Form 10-K, and should be read in conjunction with these financial statements.

                  The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes of the partners.

INVESTMENT IN JOINT VENTURE

                  The Partnership's investment and share of the income or loss in the Joint Venture is accounted for on the equity method of accounting.

INCOME TAXES

                  The Partnership pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the general partners and the limited partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's investment in the Joint Venture exceeds its tax basis by approximately $2,364,600.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Partnership's net income for the year ended December 31, 2000, in the financial statements is approximately $311,700 less than tax income for the same period. The difference is principally due to timing differences in depreciation and amortization expense reported by the Joint Venture.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PARTNERSHIP MATTERS

                  The Partnership was formed on September 4, 1986, to acquire, construct or improve, develop, and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership.

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

                  The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in July 1987, and the initial closing took place in August 1987. The Partnership continued to raise capital until $15,000,000 (the maximum) was sold in December 1987.

                  The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P., (collectively, the "Venturers") each own 50% of the Joint Venture. Each Venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture had net income of $571,200 for the year ended December 31, 2000, of which $285,600 was allocated to the Partnership.

NOTE 4 - SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Venture, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SALE OF PARTNERSHIP ASSETS (CONTINUED)

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Joint Venture is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership did not own or operate any cable television operations in 2000 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 2000.

                  The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs. No reimbursable expenses were incurred on behalf of the Partnership during 2000.

NOTE 6 - COMMITMENTS

                  The Partnership, together with Enstar Income/Growth Program Five-A, L.P., has guaranteed the debt of the Joint Venture.


NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
Enstar Cable of Cumberland Valley:


We have audited the accompanying balance sheet of Enstar Cable of Cumberland Valley (a Georgia General Partnership) as of December 31, 2000, and the related statements of operations, venturers' capital and cash flows for the year then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Cumberland Valley as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                      BALANCE SHEET AS OF DECEMBER 31, 2000



                                 ASSETS
ASSETS:

   Cash and cash equivalents                                          $  2,232,600
   Accounts receivable                                                     180,700
   Due from affiliates                                                     246,400
   Prepaid expense and other assets                                        109,400
   Property, plant and equipment, net                                    7,225,300
   Franchise cost, net of accumulated amortization of $7,429,400           622,900
   Deferred financing costs and other deferred charges, net                 38,300
                                                                      ------------
                                                                      $ 10,655,600
                                                                      ============

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:

   Accounts payable                                                   $    114,500
   Accrued liabilities                                                     766,700
                                                                      ------------
           Total liabilities                                               881,200
                                                                      ------------
VENTURERS' CAPITAL:
   Enstar Income/Growth Program Five-A, L.P.                             4,887,200
   Enstar Income/Growth Program Five-B, L.P.                             4,887,200
                                                                      ------------
           Total venturers' capital                                      9,774,400
                                                                      ------------
                                                                      $ 10,655,600
                                                                      ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUES                                                        $  6,539,500
                                                                ------------
OPERATING EXPENSES:
   Service costs                                                   1,962,400
   General and administrative expenses                               741,800
   General partner management fees and reimbursed expenses         1,412,400
   Depreciation and amortization                                   1,841,400
                                                                ------------
                                                                   5,958,000
                                                                ------------
           Operating income                                          581,500
                                                                ------------
OTHER INCOME (EXPENSE):
   Interest income                                                    43,900
   Interest expense                                                  (45,200)
   Other                                                              (9,000)
                                                                ------------
                                                                     (10,300)
                                                                ------------
           Net income                                           $    571,200
                                                                ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                         STATEMENT OF VENTURERS' CAPITAL


                               Enstar Income/     Enstar Income/
                                   Growth            Growth
                                   Program          Program
                                Five-A, L.P.       Five-B, L.P.        Total
                               --------------     --------------    ------------


BALANCE, January 1, 2000        $  4,601,600      $  4,601,600      $  9,203,200

   Net income                        285,600           285,600           571,200
                                ------------      ------------      ------------
BALANCE, December 31, 2000      $  4,887,200      $  4,887,200      $  9,774,400
                                ============      ============      ============



         The accompanying notes are an integral part of this statement.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    571,200
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                    1,841,400
     Changes in-
       Accounts receivable, prepaid expenses and other assets                            91,300
       Accounts payable, accrued liabilities and due to/from affiliates                (683,800)
                                                                                   ------------
           Net cash from operating activities                                         1,820,100
                                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (547,600)
   Change in intangible assets                                                          (20,200)
                                                                                   ------------
           Net cash from investing activities                                          (567,800)
                                                                                   ------------
           Net increase in cash and cash equivalents                                  1,252,300

CASH AND CASH EQUIVALENTS, beginning of year                                            980,300
                                                                                   ------------
CASH AND CASH EQUIVALENTS, end of year                                             $  2,232,600
                                                                                   ============

CASH PAID FOR INTEREST                                                             $         --
                                                                                   ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Joint Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Joint Venture has no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:


                  Cable distribution systems               5-15 years
                  Vehicles                                    3 years
                  Furniture and equipment                   5-7 years
                  Leasehold improvement                 Life of lease

FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs related to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchise and assumes substantially all of those franchises that expire during the period will be renewed by the Joint Venture.

                  As of December 31, 2000, the franchise agreements have expired in 12 of the Joint Venture's franchise areas where it serves 11,459 basic subscribers. The Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS AND OTHER DEFERRED CHARGES

                  Costs related to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowings. As of December 31, 2000, deferred financing costs were $23,400, net of accumulated amortization of $117,100. Other deferred charges are amortized using the straight-line method over two years.

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Joint Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Joint Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Joint Venture expenses all advertising costs as incurred.

INCOME TAXES

                  The Joint Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Joint Venture are passed through to the Venturers. Nominal taxes are assessed by certain state jurisdictions. The basis in the Joint Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Joint Venture's net assets exceeds its tax basis by approximately $4,729,200.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Joint Venture's net income for the year ended December 31, 2000, in the financial statements is approximately $595,200 less than tax income for the same period. The difference is principally due to timing differences in depreciation and amortization expense.

SEGMENTS

                  The Joint Venture has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

                  The Joint Venture was formed under the terms of a general partnership agreement (the "partnership agreement") effective January 11, 1988, between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P., which are two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems.

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Joint Venture and its operations.

                  Under the terms of the partnership agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SALE OF JOINT VENTURE ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Joint Venture. On August 8, 2000 (as amended on September 29, 2000), the Joint Venture, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Venture, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $12,739,500 (subject to normal closing adjustments) is payable to each Venturer. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Joint Venture is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following at December 31, 2000:


Cable distribution systems             $ 21,475,700
Land and improvements                       114,800
Vehicles, furniture and equipment           628,100
                                       ------------
                                         22,218,600

Less-  Accumulated depreciation         (14,993,300)
                                       ------------
                                       $  7,225,300
                                       ============

                  Depreciation expense for the year ended December 31, 2000, was $1,505,000.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CREDIT FACILITY

                  The Joint Venture is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $1,000,000 (the "Facility"). The Joint Venture pays a commitment fee of 0.5% to EFC on the unborrowed portion of the Facility.

                  The Joint Venture's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.50% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000) plus 1.875%. Under certain circumstances, the Joint Venture is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Facility are collateralized by substantially all assets of the Joint Venture and are guaranteed by the Venturers. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners by the Partnership unless an event of default exists thereunder or the Joint Venture's ratio of debt to cash flow is greater than 4 to 1. The Corporate General Partner believes the Joint Venture was in compliance with the covenants at December 31, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  The Joint Venture's franchise agreement with Campbell County requires an upgrade of the Joint Venture's system to have been completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as a result of the Joint Venture's non-compliance with the upgrade requirement in the franchise agreement. There can be no assurance, however, that the franchising authority will not take action that is adverse to the Joint Venture. In the event that the franchising authority exercises its right to terminate the franchise as a result of this non-compliance, an event of default may be declared under the Joint Venture's Facility with EFC, which would require the Joint Venture to identify alternative sources of financing.

LITIGATION

                  The Joint Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Joint Venture's financial position or result of operations.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Joint Venture cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Joint Venture have been insignificant. The Joint Venture may be required to refund additional amounts in the future.

                  The Joint Venture believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Joint Venture is unable to justify its basic rates. The Joint Venture is unable to estimate at this time the amount of refunds, if any, that may be payable by the Joint Venture in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Joint Venture does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Joint Venture.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Joint Venture does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Joint Venture's financial position or result of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSURANCE

                  The Joint Venture has third-party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

                  Approximately 94% of the Joint Venture's subscribers are served by its system in Monticello, Kentucky, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Joint Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Joint Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the year ended December 31, 2000, approximated $261,600. In addition, the Joint Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of gross revenues, representing its interest as the Corporate General Partner. Management fee expense to the Corporate General Partner for the year ended December 31, 2000, approximated $65,400. No management fee is payable to the Manager or the Corporate General Partner by the Joint Venture and management fees are non-interest bearing.

                  The Management Agreement also provides that the Joint Venture reimburse the Manager for direct expenses incurred on behalf of the Joint Venture and the Joint Venture's allocable share of the Manager's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Joint Venture. This results from the fact that there are no employees directly employed by the Joint Venture. These expenses are charged to the properties served based primarily on the Joint Venture's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs for the year ended December 31, 2000, approximated $1,085,400. There is no duplication of reimbursed expenses to the Manager.

                  Substantially all programming services had been purchased through Charter. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $1,075,000 for the year ended December 31, 2000. Programming fees are included in service costs in the statement of operations.

                  In the normal course of business, the Joint Venture pays interest and principal to EFC when there are amounts outstanding under the Facility and pays a commitment fee to EFC on the unborrowed portion of its Facility.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Joint Venture as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Joint Venture has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Joint Venture.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Enstar Income/Growth Program Five-B, L.P. (a Georgia Limited Partnership):


We have audited the accompanying balance sheet of Enstar Income/Growth Program Five-B, L.P. (a Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Five-B, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:

   Cash                                                                            $     19,300
   Equity in net assets of joint venture                                              4,601,600
                                                                                   ------------
                                                                                   $  4,620,900
                                                                                   ============

                                          LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                                $        200
   Due to affiliate                                                                       5,600
                                                                                   ------------
           Total liabilities                                                              5,800
                                                                                   ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                     (77,800)
   Limited partners                                                                   4,692,900
                                                                                   ------------
           Total partnership capital                                                  4,615,100
                                                                                   ------------
                                                                                   $  4,620,900
                                                                                   ============


                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF OPERATIONS


                                                                                      Year Ended
                                                                                      December 31
                                                                            -------------------------------
                                                                                1998               1999
                                                                            ------------       ------------
OPERATING EXPENSES:
   General and administrative expenses                                      $    (23,300)      $    (41,600)

INTEREST EXPENSE                                                                  (2,500)              (200)
                                                                            ------------       ------------
           Loss before equity in net income (loss) of joint venture              (25,800)           (41,800)

EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE                                     272,000            199,200
                                                                            ------------       ------------
           Net income (loss)                                                     246,200            157,400

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNERS                                    2,500              1,600
                                                                            ------------       ------------
           Net income (loss) allocated to limited partners                  $    243,700       $    155,800
                                                                            ============       ============

NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST                  $       4.07       $       2.60
                                                                            ============       ============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR
                                                                                  59,830             59,830
                                                                            ============       ============



                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


                                                        General            Limited
                                                        Partners           Partners           Total
                                                      ------------       ------------      ------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998        $    (81,900)      $  4,293,400      $  4,211,500

   Net income for year                                       2,500            243,700           246,200
                                                      ------------       ------------      ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998           (79,400)         4,537,100         4,457,700

   Net income for year                                       1,600            155,800           157,400
                                                      ------------       ------------      ------------
PARTNERSHIP CAPITAL (DEFICIT),December 31, 1999       $    (77,800)      $  4,692,900      $  4,615,100
                                                      ============       ============      ============



                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended
                                                                                                      December 31
                                                                                             -------------------------------
                                                                                                 1998              1999
                                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $    246,200       $    157,400
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
       Equity in net (income) loss of joint venture                                              (272,000)          (199,200)
       Increase (decrease) from changes in-
         Accounts payable and due to affiliates                                                    (5,900)            (3,100)
                                                                                             ------------       ------------
           Net cash used in operating activities                                                  (31,700)           (44,900)
                                                                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint venture                                                                28,500             64,000
                                                                                             ------------       ------------
           Net increase (decrease) in cash                                                         (3,200)            19,100

CASH AT BEGINNING OF YEAR                                                                           3,400                200
                                                                                             ------------       ------------
CASH AT END OF YEAR                                                                          $        200       $     19,300
                                                                                             ============       ============

                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

                  Enstar Income/Growth Program Five-B, L.P. is a Georgia limited partnership (the "Partnership") whose principal business is derived from its 50% ownership interest in the operations of Enstar Cable of Cumberland Valley, a Georgia general partnership (the "Joint Venture"). The financial statements include the operations of the Partnership and its equity ownership interest in the Joint Venture. The separate financial statements of the Joint Venture are included in this report on Form 10-K, and should be read in conjunction with these financial statements.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS

                  The Partnership was formed on September 4, 1986, to acquire, construct or improve, develop, and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership.

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

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

                  The Partnership's operating expenses and distributions to partners are funded primarily from distributions received from the Joint Venture.

                  The amended partnership agreement limits the amount of debt the Partnership may incur.

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P., (collectively, the "Venturers") each own 50% of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each Venturer during 1988 totaling $11,821,000 in cash and $750,000 in capitalized system acquisition and related costs. Each Venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture earned income of $544,000 and $398,400 in 1998 and 1999 respectively, of which income of $272,000 and $199,200 were allocated to the Partnership in the respective years.

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

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1998 or 1999 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 1998 or 1999.

                  The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1998 or 1999.

NOTE 6 - COMMITMENTS

                  The Partnership, together with Enstar Income/Growth Program Five-A, L.P., has guaranteed the debt of the Joint Venture.

                         REPORT OF INDEPENDENT AUDITORS

To the Venturers of
Enstar Cable of Cumberland Valley (a Georgia General Partnership):


We have audited the accompanying balance sheet of Enstar Cable of Cumberland Valley (a Georgia General Partnership) as of December 31, 1999, and the related statements of operations, venturers' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Cumberland Valley at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:

   Cash and cash equivalents                                                          $    980,300
   Accounts receivable, less allowance of $2,300 for possible losses                       148,600
   Prepaid expenses and other assets                                                       232,800
   Property, plant and equipment, less accumulated depreciation and amortization         8,182,700
   Franchise cost, net of accumulated amortization of $7,130,200                           922,100
   Deferred loan costs and other deferred charges, net                                      55,300
                                                                                      ------------
                                                                                      $ 10,521,800
                                                                                      ============

                                    LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:

   Accounts payable                                                                   $    820,300
   Due to affiliates                                                                       498,300
                                                                                      ------------
           Total liabilities                                                             1,318,600
                                                                                      ------------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
   Enstar Income/Growth Program Five-A, L.P.                                             4,601,600
   Enstar Income/Growth Program Five-B, L.P.                                             4,601,600
                                                                                      ------------
           Total venturers' capital                                                      9,203,200
                                                                                      ------------
                                                                                      $ 10,521,800
                                                                                      ============

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31
                                                                -------------------------------
                                                                    1998               1999
                                                                ------------       ------------
REVENUES                                                        $  7,075,400       $  6,780,200
                                                                ------------       ------------
OPERATING EXPENSES:
   Service costs                                                   2,494,000          2,819,200
   General and administrative expenses                               884,700          1,015,700
   General Partner management fees and reimbursed expenses           639,900            578,600
   Depreciation and amortization                                   2,085,200          1,824,500
                                                                ------------       ------------
                                                                   6,103,800          6,238,000
                                                                ------------       ------------
           Operating income                                          971,600            542,200
                                                                ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense                                                 (257,300)          (181,400)
   Interest income                                                    45,300             37,600
   Casualty loss                                                    (215,600)                --
                                                                ------------       ------------
                                                                    (427,600)          (143,800)
                                                                ------------       ------------
           Net income (loss)                                    $    544,000       $    398,400
                                                                ============       ============

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                        STATEMENTS OF VENTURERS' CAPITAL


                                   Enstar Income/   Enstar Income/
                                      Growth           Growth
                                     Program           Program
                                   Five-A, L.P.      Five-B, L.P.         Total
                                   -------------    --------------     -----------


BALANCE, January 1, 1998           $ 4,222,900       $ 4,222,900       $ 8,445,800

   Distributions to venturers          (28,500)          (28,500)          (57,000)
   Net income for year                 272,000           272,000           544,000
                                   -----------       -----------       -----------
BALANCE, December 31, 1998           4,466,400         4,466,400         8,932,800

   Distributions to venturers          (64,000)          (64,000)         (128,000)
   Net income for year                 199,200           199,200           398,400
                                   -----------       -----------       -----------
BALANCE, December 31, 1999         $ 4,601,600       $ 4,601,600       $ 9,203,200
                                   ===========       ===========       ===========

                 See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31
                                                                                     -------------------------------
                                                                                         1998               1999
                                                                                     ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $    544,000       $    398,400
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization                                                    2,085,200          1,824,500
       Amortization of deferred loan costs                                                 34,600             40,700
       Casualty loss                                                                      215,600                 --
       Increase (decrease) from changes in-
         Accounts receivable, prepaid expenses and other assets                            60,400           (122,300)
         Accounts payable and due to affiliates                                           (49,300)            21,500
                                                                                     ------------       ------------
           Net cash provided by operating activities                                    2,890,500          2,162,800
                                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (1,768,700)          (558,600)
   Increase in intangible assets                                                          (25,600)           (11,500)
                                                                                     ------------       ------------
           Net cash used in investing activities                                       (1,794,300)          (570,100)
                                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                             (57,000)          (128,000)
   Repayment of borrowings from affiliate                                              (1,600,000)        (1,000,000)
   Deferred loan costs                                                                     (4,800)                --
                                                                                     ------------       ------------
           Net cash used in financing activities                                       (1,661,800)        (1,128,000)
                                                                                     ------------       ------------
           Net increase (decrease) in cash and cash equivalents                          (565,600)           464,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,081,200            515,600
                                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $    515,600       $    980,300
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

                  Cable television systems                5-15 years
                  Vehicles                                   3 years
                  Furniture and equipment                  5-7 years
                  Leasehold improvement                Life of lease

                  In 1998, the Joint Venture revised the estimated useful life of its existing plant assets in a Tennessee franchise area from 15 years to approximately 12.5 years. The Partnership implemented the reduction as a result of a system upgrade that is required to be completed in 2000 as provided for in the franchise agreement. The impact of this change in the life of the assets was to increase depreciation expense by approximately $36,500 in 1998 and 1999.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - JOINT VENTURE MATTERS

                  The Joint Venture was formed under the terms of a general partnership agreement (the "partnership agreement") effective January 11, 1988, between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P., which are two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consisted of:


Cable television systems                                          $ 20,846,400
Vehicles, furniture and equipment and leasehold improvements           835,600
                                                                  ------------
                                                                    21,682,000

Less accumulated depreciation and amortization                     (13,499,300)
                                                                  ------------
                                                                  $  8,182,700
                                                                  ============


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

covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners by the Partnership unless an event of default exists thereunder or the Joint Venture's ratio of debt to cash flow is greater than 4 to 1. The Corporate General Partner believes the Joint Venture was in compliance with the covenants at December 31, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

                  The Joint Venture leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2002.

                  Future minimum rental payments under non-cancelable leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:



Year                                                    Amount
----                                                 -----------
2000                                                 $    18,500
2001                                                      18,400
2002                                                      10,600
                                                     -----------
                                                     $    47,500
                                                     ===========


                  Rentals, other than pole rentals, charged to operations approximated $50,100 and $48,600 in 1998 and 1999, respectively, while pole rental expense approximated $115,400 and $114,900 in 1998 and 1999, respectively.

                  Other commitments include approximately $935,000 at December 31, 1999, to complete the upgrade of the Joint Venture's Campbell County, Tennessee, system. The Joint Venture's franchise agreement with Campbell County requires the upgrade to have been completed by January 2000. The Joint Venture did not meet this requirement, although it has commenced the upgrade. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as a result of the Joint Venture's non-compliance with the upgrade requirement in the franchise agreement. There can be no assurance, however, that the franchising authority will not take action that is adverse to the Joint Venture. In the event that the franchising authority exercises its right to terminate the franchise as a result of this non-compliance, an event of default may be declared under the Joint Venture's Facility with EFC, which would require the Joint Venture to identify alternative sources of financing.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  In October 1998, FCLP reinstated third-party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

                  Approximately 94% of the Joint Venture's subscribers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture's Monticello, Kentucky, cable system sustained damage due to an ice storm on February 3, 1998. The cost of replacing and upgrading the damaged assets amounted to approximately $1,361,400 in 1998 and resulted in a casualty loss of $215,600. The cost of repairs was funded from available cash reserves and operating cash flow. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Joint Venture has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Joint Venture. Management fee expense approximated $283,000 and $271,200 in 1998 and 1999, respectively. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $70,800 and $67,800 in 1998 and 1999, respectively.

                  The Joint Venture also reimburses the Manager for direct expenses incurred on behalf of the Joint Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Joint Venture for these services approximated $286,100 and $239,600 during 1998 and 1999, respectively.

                  The Joint Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Venture. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' operational costs. The total amount charged to the Joint Venture for these costs approximated $664,600 and $791,200 in 1998 and 1999, respectively. No management fee is payable to the affiliates by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $1,376,700 and $1,383,600 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

                  In the normal course of business, the Joint Venture paid interest and principal to EFC when there were amounts outstanding under the Facility and pays a commitment fee to EFC on the unborrowed portion of its Facility.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $265,900 and $197,400 in 1998 and 1999, respectively.

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

10.16    Amendment No. 2 to Revolving Credit and Term Loan Agreement dated April
         29, 1988, between Enstar Cable of Cumberland Valley and Rhode Island
         Hospital Trust National Bank, dated March 26, 1990.(4)


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
10.17    Amendment No. 3 to Revolving Credit and Term Loan Agreement dated April
         29, 1988, between Enstar Cable of Cumberland Valley and Rhode Island
         Hospital Trust National Bank, dated December 27, 1990.(4)

10.18    Amendment No. 4 to Revolving Credit and Term Loan Agreement dated April
         29, 1988, between Enstar Cable of Cumberland Valley and Rhode Island
         Hospital Trust National Bank, dated March 25, 1992.(5)

10.19    Amendment No. 5 to Revolving Credit and Term Loan Agreement dated April
         29, 1988, between Enstar Cable of Cumberland Valley and Rhode Island
         Hospital Trust National Bank, dated February 16, 1993.(6)

10.20    Amendment No. 6 to Revolving Credit and Term Loan Agreement dated April
         29, 1988, between Enstar Cable of Cumberland Valley and Rhode Island
         Hospital Trust National Bank, dated March 23, 1993.(6)

10.21    Asset Purchase Agreement and related documents by and between Enstar
         Cable of Cumberland Valley and W.K. Communications, Inc., dated as of
         April 23, 1993.(6)

10.22    Loan Agreement between Enstar Cable of Cumberland Valley and
         Kansallis-Osake-Pankki dated December 9, 1993.(7)

10.23    Amendment to Loan Agreement dated December 9, 1993, between Enstar
         Cable of Cumberland Valley and Merita Bank Ltd., Successor in Interest to Kansallis-Osake-Pankki, dated December 15, 1995.(8)

10.24    Loan Agreement between Enstar Cable of Cumberland Valley and Enstar
         Finance Company, LLC dated September 30, 1997.(9)

10.25    Amendment No. 1 to the Loan Agreement dated September 30, 1997, between
         Enstar Cable of Cumberland Valley and Enstar Finance Company, LLC dated
         September 30, 1997.(10)

10.26 Franchise Agreement granting a non-exclusive community antenna television system franchise for Campbell County, Tennessee.(10)

10.27    Resolution No. 97120901 of the fiscal court of McCreary County,
         Kentucky, extending the Cable Television Franchise of Enstar Cable of
         Cumberland. Adopted December 9, 1997.(10)

10.28    Amendment No. 3 to Loan Agreement between Enstar Income/Growth Program
         Five-B, L.P. and Enstar Finance Company, LLC.(11)

10.29    Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia
         Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P.,
         Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
         Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI,
         Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.(12)

10.30 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as
         Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program
         II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
         Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD
         Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of
         Macoupin County, as Sellers.(13)


EXHIBIT
NUMBER          DESCRIPTION
------          -----------


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

(11) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-Q, File No. 0-16789 for the quarter ended March 31, 2000.

(12) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 0-14508 for the quarter ended June 30, 2000.

(13) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., File No. 0-15705 for the quarter ended September 30, 2000.