Form 10-Q
period 2001-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2001-11-13
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 0-16789
                                                -------

                    Enstar Income/Growth Program Five-B, L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                                      58-1712898
                -------                                      ----------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                   Identification Number)


        12405 Powerscourt Drive
           St. Louis, Missouri                                 63131
           -------------------                                 -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            CONDENSED BALANCE SHEETS


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2001              2000*
                                                 -------------      ------------
                                                  (UNAUDITED)
                ASSETS

ASSETS:
   Cash                                           $       700       $     4,600
   Equity in net assets of Joint Venture            4,962,600         4,887,200
                                                  -----------       -----------
                                                  $ 4,963,300       $ 4,891,800
                                                  ===========       ===========
   LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                               $     9,300       $     2,700
   Due to affiliates                                  131,300            90,800
                                                  -----------       -----------
                                                      140,600            93,500
                                                  -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                   (75,800)          (76,000)
   Limited Partners                                 4,898,500         4,874,300
                                                  -----------       -----------
          TOTAL PARTNERSHIP CAPITAL                 4,822,700         4,798,300
                                                  -----------       -----------
                                                  $ 4,963,300       $ 4,891,800
                                                  ===========       ===========


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.


              The accompanying notes are an integral part of these
                         condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------
                                                               (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses                   $(20,700)     $(15,200)

OTHER EXPENSE:
   Other expense                                           (3,700)           --
                                                         --------      --------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURE         (24,400)      (15,200)

EQUITY IN NET INCOME  OF JOINT VENTURE                     75,100        30,900
                                                         --------      --------

NET INCOME                                               $ 50,700      $ 15,700
                                                         ========      ========

Net income allocated to General Partners                 $    500      $    200
                                                         ========      ========

Net income allocated to Limited Partners                 $ 50,200      $ 15,500
                                                         ========      ========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                  $   0.84      $   0.26
                                                         ========      ========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         59,830        59,830
                                                         ========      ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
                                                              (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses                 $ (47,300)     $ (59,600)

OTHER EXPENSE:
   Other expense                                          (3,700)            --
                                                       ---------      ---------

LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURE        (51,000)       (59,600)

EQUITY IN NET INCOME OF JOINT VENTURE                     75,400        278,400
                                                       ---------      ---------

NET INCOME                                             $  24,400      $ 218,800
                                                       =========      =========


Net income allocated to General Partners               $     200      $   2,200
                                                       =========      =========


Net income allocated to Limited Partners               $  24,200      $ 216,600
                                                       =========      =========


NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $    0.40      $    3.62
                                                       =========      =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        59,830         59,830
                                                       =========      =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         2001           2000
                                                       ---------      ---------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  24,400      $ 218,800
   Adjustments to reconcile net income
     to net cash from operating activities:
       Equity in net income of Joint Venture             (75,400)      (278,400)
       Changes in:
         Accounts payable and due to affiliates           47,100         45,300
                                                       ---------      ---------

             Net cash from operating activities           (3,900)       (14,300)
                                                       ---------      ---------

DECREASE IN CASH                                          (3,900)       (14,300)

CASH AT BEGINNING OF PERIOD                                4,600         19,300
                                                       ---------      ---------

CASH AT END OF PERIOD                                  $     700      $   5,000
                                                       =========      =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-B, L.P. (the "Partnership") as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

2.    TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into an identical agreement with Enstar Cable of Cumberland Valley (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $66,700 and $65,500 for the three months ended September 30, 2001 and 2000, respectively, and $198,100 and $196,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $16,600 and $16,400 during the three months ended September 30, 2001 and 2000, respectively, and $49,500 and $49,000 for the nine months ended September 30, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

      The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture as there are no employees directly employed by the Partnership or the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $176,400 and $291,200 for the three months ended September 30, 2001 and 2000, respectively and $689,000 and $821,100 for the nine months ended September 30, 2001 and 2000, respectively.

      Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its actual costs. The Joint Venture recorded programming fee expense of $327,000 and $280,200 for the three months ended September 30, 2001 and 2000, respectively, and $972,500 and $783,200 for the nine months ended September 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

      In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when amounts were outstanding under its revolving loan facility and paid a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility. The facility matured on August 31, 2001 and any amounts outstanding under the facility were paid in full.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

4.    EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

      The Partnership and an affiliated partnership (Enstar Income/Growth Program Five-A, L.P.) each own 50% of the Joint Venture. Each shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 follow. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       2001           2000*
                                                  -------------    ------------
                                                   (UNAUDITED)
Current assets                                     $ 4,189,700     $ 2,769,100
Investment in cable television properties, net       7,029,400       7,848,200
Other assets                                                --          38,300
                                                   -----------     -----------

                                                   $11,219,100     $10,655,600
                                                   ===========     ===========

Current liabilities                                $ 1,294,000     $   881,200
Venturers' capital                                   9,925,100       9,774,400
                                                   -----------     -----------

                                                   $11,219,100     $10,655,600
                                                   ===========     ===========


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                     2001              2000
                                                  -----------       -----------
                                                           (UNAUDITED)
REVENUES                                          $ 1,666,700       $ 1,638,400
                                                  -----------       -----------
OPERATING EXPENSES:
   Service costs                                      536,900           578,400
   General and administrative expenses                289,100           160,000
   General partner management fees and
    reimbursed expenses                               259,700           373,100
   Depreciation and amortization                      470,300           450,400
                                                  -----------       -----------

                                                    1,556,000         1,561,900
                                                  -----------       -----------

OPERATING INCOME                                      110,700            76,500

OTHER INCOME (EXPENSE):
   Interest income                                     28,300             3,900
   Interest expense                                        --           (18,500)
   Other expense                                       11,100                --
                                                  -----------       -----------

                                                       39,400           (14,600)
                                                  -----------       -----------

NET INCOME                                        $   150,100       $    61,900
                                                  ===========       ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
                                                            (UNAUDITED)
REVENUES                                           $ 4,952,400      $ 4,900,700
                                                   -----------      -----------
OPERATING EXPENSES:
   Service costs                                     1,618,600        1,382,800
   General and administrative expenses                 804,800          522,900
   General partner management fees
    and reimbursed expenses                            936,600        1,066,100
   Depreciation and amortization                     1,444,000        1,354,400
                                                   -----------      -----------

                                                     4,804,000        4,326,200
                                                   -----------      -----------

OPERATING INCOME                                       148,400          574,500

OTHER INCOME (EXPENSE):
   Interest income                                      78,500           35,400
   Interest expense                                     (7,600)         (53,100)
   Other expense                                       (68,600)              --
                                                   -----------      -----------

                                                         2,300          (17,700)
                                                   -----------      -----------

NET INCOME                                         $   150,700      $   556,800
                                                   ===========      ===========

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5.    PROPOSED SALES TRANSACTIONS

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

      Following a series of discussions and meetings, the Joint Venture and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Agreement.

      The Joint Venture's corporate general partner will continue to operate the Joint Venture's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6.    NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Venture.

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs of the Joint Venture incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $59,900 and $208,800, respectively.

      Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Venture.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Venture are currently in process of assessing the future impact of adoption of SFAS No. 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

      THE PARTNERSHIP

      All of our cable television business operations are conducted through our participation as a partner in the Joint Venture. The Joint Venture did not distribute cash from its operations to the Partnership and the Partnership did not pay distributions to its partners during the three and nine months ended September 30, 2001.

      THE JOINT VENTURE

      The Joint Venture's revenues increased from $1,638,400 to $1,666,700, or 1.7%, and from $4,900,700 to $4,952,400, or 1.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to an increase in subscriber fees, partially offset by a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, the Joint Venture had approximately 14,500 and 14,700 basic service customers, respectively, and 3,700 and 4,200 premium service customers, respectively.

      Service costs decreased from $578,400 to $536,900, or 7.2%, and increased from $1,382,800 to $1,618,600, or 17.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the three months ended September 30, 2000, as compared to the corresponding period, is primarily due to a decline in the number of customers. The increase for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, is primarily due to an increase in service level employees of the manager which provides support to the Joint Venture.

      Gross margin increased from $1,060,000 to $1,129,800, or 6.6%, and decreased from $3,517,900 to $3,333,800, or 5.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 64.7% to 67.8%, and decreased from 71.8% to 67.3%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The fluctuations were primarily due to the fluctuations in revenue and service costs described above.

      General and administrative expenses increased from $160,000 to $289,100, or 80.7%, and from $522,900 to $804,800, or 53.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to an increase in professional fees coupled with an increase in new employees of the manager which provides support to the Joint Venture, as compared to the corresponding periods in 2000.

      General partner management fees and reimbursed expenses decreased from $373,100 to $259,700, or 30.4%, and from $1,066,100 to $936,600, or 12.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decrease in the level of such services being provided and billed to the Joint Venture by Charter.

      Depreciation and amortization expense increased from $450,400 to $470,300, or 4.4%, and from $1,354,400 to $1,444,000, or 6.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to capital expenditures during 2000 and the nine months ended September 30, 2001.

      Due to the factors described above, operating income increased from $76,500 to $110,700, or 44.7%, and decreased from $574,500 to $148,400, or
74.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

      Interest income increased from $3,900 to $28,300, or 625.6%, and from $35,400 to $78,500, or 121.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to higher cash balances available for investment, as compared to the corresponding periods in 2000.

      Interest expense decreased from $18,500 to $0, or 100.0%, and from $53,100 to $7,600, or 85.7%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower average outstanding borrowings during 2001 and the expiration of the loan facility on August 31, 2001, partially offset by commitment fees on the unborrowed portion of the Joint Venture's loan facility.

      Other income of $11,100 and other expense of $68,600 for the three and nine months ended September 30, 2001, respectively, represent other income and costs associated with the termination of the Agreement with Gans.

      Due to the factors described above, net income increased from $61,900 to $150,100, or 142.5%, and decreased from $556,800 to $150,700, or 72.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

      Based on experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,928,900 to $1,523,800, or 21.0%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 39.4% to 30.8%, during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

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

INVESTING ACTIVITIES

      The Joint Venture relies upon the availability of cash generated from operations to fund its liquidity requirements and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. The upgrade began in 1998 and $1,385,000 was incurred as of September 30, 2001. The franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has subsequently been completed. Under this upgrade initiative, no additional capital expenditures are currently planned. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. However, no assurances can be given that the franchising authority will not take action that is adverse to the Joint Venture.

FINANCING ACTIVITIES

      The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

      We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate any distributions to partners at this time.

PROPOSED SALES TRANSACTIONS

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

      Following a series of discussions and meetings, the Joint Venture and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Agreement.

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

NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Venture.

      Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs of the Joint Venture incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $59,900 and $208,800, respectively.

      Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Venture.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Venture are currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

    Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

      Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            None.

      (B)   REPORTS ON FORM 8-K

            On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

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

                                  By:  ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner

Date: November 13, 2001           By:  /s/  Paul E. Martin
                                       -----------------------------------------
                                       Paul E. Martin, Vice President and
                                       Corporate Controller (Principal Financial
                                       Officer for Partnership Matters)