Form 10-Q
period 2002-09-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2002-11-13
CIK 805392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED BALANCE SHEETS

                                                                     September 30,  December 31,
                                                                         2002         2001
                                                                     ------------  ------------
                                                                     (unaudited)
                              ASSETS
ASSETS:
   Cash............................................................ $     57,600  $      1,100
   Equity in net assets of joint venture...........................    5,027,600     4,949,400
                                                                     ------------  ------------
         Total assets.............................................. $  5,085,200  $  4,950,500
                                                                     ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable and accrued liabilities........................ $      2,500  $      3,300
   Due to affiliates...............................................      178,300       147,700
                                                                     ------------  ------------
          Total liabilities........................................      180,800       151,000
                                                                     ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners................................................      (75,000)      (76,000)
   Limited Partners................................................    4,979,400     4,875,500
                                                                     ------------  ------------
          Total partnership capital................................    4,904,400     4,799,500
                                                                     ------------  ------------
          Total liabilities and partnership capital................ $  5,085,200  $  4,950,500
                                                                     ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended          Three Months Ended
                                                                             September 30,               September 30,
                                                                      --------------------------  --------------------------
                                                                          2002          2001          2002          2001
                                                                      ------------  ------------  ------------  ------------
                                                                             (unaudited)                 (unaudited)

EQUITY IN NET INCOME OF JOINT VENTURE...............................$      48,400  $     75,100  $    153,200  $     75,400

GENERAL AND ADMINISTRATIVE EXPENSES.................................        6,400        20,700        48,300        47,300

OTHER EXPENSE.......................................................           --         3,700            --         3,700
                                                                      ------------  ------------  ------------  ------------
NET INCOME.......................................................... $     42,000  $     50,700  $    104,900  $     24,400
                                                                      ============  ============  ============  ============
Net income allocated to General Partners............................ $        400  $        500  $      1,000  $        200
                                                                      ============  ============  ============  ============
Net income allocated to Limited Partners............................ $     41,600  $     50,200  $    103,900  $     24,200
                                                                      ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST................. $       0.70  $       0.84  $       1.74  $       0.40
                                                                      ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD.........       59,830        59,830        59,830        59,830
                                                                      ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                           ------------------------
                                                                                              2002         2001
                                                                                           -----------  -----------
                                                                                                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................................ $   104,900  $    24,400
   Adjustments to reconcile net income to net cash flows from operating activities:
      Equity in net income of joint venture..............................................    (153,200)     (75,400)
      Changes in:
      Accounts payable, accrued liabilities and due to affiliates........................      29,800       47,100
                                                                                           -----------  -----------
          Net cash flows from operating activities.......................................     (18,500)      (3,900)
                                                                                           -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from joint venture.......................................................      75,000           --
                                                                                           -----------  -----------
          Net cash flows from financing activities.......................................      75,000           --
                                                                                           -----------  -----------
NET INCREASE IN CASH ....................................................................      56,500       (3,900)

CASH, beginning of period................................................................       1,100        4,600
                                                                                           -----------  -----------
CASH, end of period...................................................................... $    57,600  $       700
                                                                                           ===========  ===========

See accompanying notes to consdensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-B, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

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

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $63,100 and $66,700 for the three months ended September 30, 2002 and 2001, respectively, and $191,200 and a $198,100 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $15,800 and $16,700 during the three months ended September 30, 2002 and 2001, respectively, and $47,800 and $49,500 during the nine months ended September 30, 2002 and 2001, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for the Partnership's and the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $169,200 and $176,300 for the three months ended September 30, 2002 and 2001, respectively, and $528,400 and $689,000 for the nine months ended September 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $313,300 and $327,000 for the three months ended September 30, 2002 and 2001, respectively, and $943,900 and $972,500 for the nine months ended September 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P. (collectively, the Venturers), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of September 30, 2002 and December 31, 2001, and the condensed results of its operations for the three and nine months ended September 30, 2002 and 2001 follow. The condensed results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

ENSTAR CABLE OF CUMBERLAND VALLEY

CONDENSED BALANCE SHEETS

                                                               September 30,  December 31,
                                                                   2002           2001
                                                               -------------  -------------
                                                                (unaudited)
                           ASSETS

Current assets............................................... $   6,244,300  $   4,471,500
Investment in cable television properties, net...............     6,351,500      6,845,300
Other assets.................................................           300            600
                                                               -------------  -------------
                                                              $  12,596,100  $  11,317,400
                                                               =============  =============

             LIABILITIES AND VENTURERS' CAPITAL

Current liabilities.......................................... $     606,700  $     655,700
Due to affiliates............................................     1,934,100        762,900
Venturers' capital...........................................    10,055,300      9,898,800
                                                               -------------  -------------
                                                              $  12,596,100  $  11,317,400
                                                               =============  =============

ENSTAR CABLE OF CUMBERLAND VALLEY

CONDENSED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                 --------------------------  --------------------------
                                                                     2002          2001          2002          2001
                                                                 ------------  ------------  ------------  ------------
                                                                          (unaudited)                (unaudited)

REVENUES                                                        $  1,576,400  $  1,666,700  $  4,779,700  $  4,952,400
                                                                 ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs...............................................      599,500       536,900     1,752,400     1,618,600
   General and administrative expenses.........................      233,900       289,100       693,400       804,800
   General partner management fees and reimbursed expenses.....      248,100       259,700       767,400       936,600
   Depreciation and amortization...............................      418,300       470,300     1,307,800     1,444,000
                                                                 ------------  ------------  ------------  ------------
                                                                   1,499,800     1,556,000     4,521,000     4,804,000
                                                                 ------------  ------------  ------------  ------------
OPERATING INCOME                                                      76,600       110,700       258,700       148,400
                                                                 ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income.............................................       20,100        28,300        47,800        78,500
   Interest expense............................................           --            --            --        (7,600)
   Other income (expense)......................................           --        11,100            --       (68,600)
                                                                 ------------  ------------  ------------  ------------
                                                                      20,100        39,400        47,800         2,300
                                                                 ------------  ------------  ------------  ------------
NET INCOME..................................................... $     96,700  $    150,100  $    306,500  $    150,700
                                                                 ============  ============  ============  ============

5. PROPOSED SALES TRANSACTIONS

The Joint Venture has entered into two asset purchase agreements providing for the sale of certain assets and liabilities of its Kentucky systems. The first asset purchase agreement, executed September 30, 2002, provides for the sale of cable systems in and around Monticello, Kentucky to Access Cable Television, Inc. The second asset purchase agreement, executed October 8, 2002, provides for the sale of cable systems in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. The total sale price of the two transactions is approximately $10,645,600. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units and certain closing conditions, including regulatory approvals. The results of operations and assets associated with these systems will be classified as discontinued operations in the Joint Venture's financial statements once the sales are deemed probable.

On November 8, 2002 the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and nine other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the Pomme de Terre, Missouri cable system, the Joint Venture and the Partnership will be liquidated and all remaining assets distributed to the joint venturers and ultimately to the Limited Partners and the General Partners.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

General and administrative expenses decreased $14,300 from $20,700 to $6,400, or 69.1%, and increased $1,000 from $47,300 to $48,300, or 2.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease for the three month period was due to a decline in professional fees.

Other expense of $3,700 for the three and nine months ended September 30, 2001, represent costs associated with the termination of a potential sales agreement.

THE JOINT VENTURE

The Joint Venture's revenues decreased $90,300 from $1,666,700 to $1,576,400, or 5.4%, and $172,700 from $4,952,400 to $4,779,700, or 3.5%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in the number of basic and premium service customers. As of September 30, 2002 and 2001, the Joint Venture had approximately 13,300 and 14,500 basic service customers, respectively, and 2,000 and 3,700 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs increased $62,600 from $536,900 to $599,500, or 11.7%, and $133,800 from $1,618,600 to $1,752,400, or 8.3%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in personnel costs which had previously been paid by Charter and reimbursed by the Joint Venture but is now directly paid by the Joint Venture.

General and administrative expenses decreased $55,200 from $289,100 to $233,900, or 19.1%, and $111,400 from $804,800 to $693,400, or 13.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in billing and insurance costs.

General partners management fees and reimbursed expenses decreased $11,600 from $259,700 to $248,100, or 4.5%, and $169,200 from $936,600 to $767,400, or 18.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to the fact that personnel costs were previously paid by Charter and reimbursed by the Joint Venture.

Depreciation and amortization expense decreased $52,000 from $470,300 to $418,300, or 11.1%, and $136,200 from $1,444,000 to $1,307,800, or 9.4%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to certain franchise costs becoming fully amortized during the last half of 2001 and the nine months ended September 30, 2002 partially offset by capital expenditures.

Due to the factors described above, operating income decreased $34,100 from $110,700 to $76,600 and increased $110,300 from $148,400 to $258,700 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $8,200 from $28,300 to $20,100, or 29.0%, and $30,700 from $78,500 to $47,800, or 39.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in interest rates on cash balances available for investment during the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001.

Interest expense decreased from $7,600 to $0 for the nine months ended September 30, 2002. The decrease was due to the expiration of our loan facility on August 31, 2001.

Other income of $11,100 and other expense of $68,600 for the three and nine months ended September 30, 2001, respectively, represent other income and costs associated with the termination of a potential sales agreement.

Due to the factors described above, net income decreased $53,400 from $150,100 to $96,700 and increased $155,800 from $150,700 to $306,500 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. We did not pay distributions to our partners during the three and nine months ended September 30, 2002 and 2001. The Joint Venture paid $75,000 from its operations to us during the nine months ended September 30, 2002.

Operating activities used cash of $18,500 and $3,900 during the nine months ended September 30, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided cash of $29,800 and $47,100 during the nine months ended September 30, 2002 and 2001, respectively.

Our primary objective, having invested net offering proceeds in the Joint Venture, is to distribute to our partners all available cash from the sale of the Joint Venture's cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The estimated cost of a comprehensive upgrade would be approximately $20.6 million (for an upgrade to 550 megahertz capacity) and $24.8 million (for an upgrade to 870 megahertz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In light of the pending transactions, the Corporate General Partner will continue to maintain compliance with franchise agreements and be economically prudent.

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

PROPOSED SALES TRANSACTIONS

The Joint Venture has entered into two asset purchase agreements providing for the sale of certain assets and liabilities of its Kentucky systems. The first asset purchase agreement, executed September 30, 2002, provides for the sale of cable systems in and around Monticello, Kentucky to Access Cable Television, Inc. The second asset purchase agreement, executed October 8, 2002, provides for the sale of cable systems in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. The total sale price of the two transactions is approximately $10,645,600. The sale is subject to approval by a majority of the holders of the Partnership's and Enstar Income/Growth Program Five-A, L.P.'s outstanding units and certain closing conditions, including regulatory approvals. The results of operations and assets associated with these systems will be classified as discontinued operations once the sales are deemed probable.

On November 8, 2002 the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and nine other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the Pomme de Terre, Missouri cable system, the Joint Venture and the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the General Partners.

CERTAIN TRENDS AND UNCERTAINTIES

The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement. The franchising authority notified the Joint Venture on March 18, 2002, that it had violated the franchise agreement for failing to comply with the upgrade requirement. As a result of the alleged violation, the franchising authority could assess monetary damages or revoke the franchise. The franchising authority has notified the Joint Venture that it may take action to remedy the alleged violation but has not done so to date. The loss of our franchise and the related loss of customers would have a significant impact on our financial condition and results of operation. As of September 30, 2002, there were approximately 800 basic customers in Campbell County representing 6.0% of the subscribers in the Joint Venture.

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

Approximately 93.7% of the Joint Venture's customers are served by its system in Monticello, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

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

It is difficult to assess the impact that the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce revenues and operating cash flow, as well as the collectibility of accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 12, 2002 (File No. 000-16779)).

2.2

  Asset Purchase Agreement, dated October 8, 2002, by and between Cumberland Cellular, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.2 to the quarterly report of Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 12, 2002 (File No. 000- 16779)).

2.3

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On October 8, 2002, the registrant filed a current report on Form 8-K dated September 30, 2002 to announce it had entered into two asset purchase agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 13, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income/Growth Program Five-B, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Steven A. Schumm

Steven A. Schumm

Executive Vice President and

Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income/Growth Program Five-B, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul E. Martin

Paul E. Martin

Senior Vice President and

Corporate Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 12, 2002 (File No. 000-16779)).

2.2

Asset Purchase Agreement, dated October 8, 2002, by and between Cumberland Cellular, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.2 to the quarterly report of Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 12, 2002 (File No. 000- 16779)).

2.3

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith