Form 10-K
period 2002-12-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2003-04-17
CIK 805392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


                    The Exhibit Index is located at Page E-1.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I

Item 1.    Business.................................................................................         3
Item 2.    Properties...............................................................................        15
Item 3.    Legal Proceedings........................................................................        15
Item 4.    Submission of Matters to a Vote of Security Holders......................................        15

PART II

Item 5.    Market for the Registrant's Equity Securities and Related Security Holder Matters........        16
Item 6.    Selected Financial Data..................................................................        17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....        19
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...............................        27
Item 8.    Financial Statements and Supplementary Data..............................................        27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....        27

PART III

Item 10.   Directors and Executive Officers of the Registrant.......................................        28
Item 11.   Executive Compensation...................................................................        29
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................        30
Item 13.   Certain Relationships and Related Transactions...........................................        30

PART IV

Item 14.   Controls and Procedures..................................................................        32
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................        32

SIGNATURES..........................................................................................        33

CERTIFICATIONS......................................................................................        34

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income/Growth Program Five-B, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income/Growth Program Five-B, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems serving approximately 12,500 basic customers at December 31, 2002 in and around the cities of Greensburg, Russell Springs, Liberty, Monticello, and Cumberland, Kentucky, Jellico and Campbell County, Tennessee and Wheatland and Pomme de Terre, Missouri.

All of our cable television business operations are conducted through the Partnership's participation as a co-general partner with a 50% interest in Enstar Cable of Cumberland Valley (the "Joint Venture"), the other general partner of which is also a limited partnership of which our Corporate General Partner is also the General Partners of the Partnership. The Joint Venture was formed in order to enable each of its partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of its financial resources. Because all of the Partnership's operations are conducted through its participation in the Joint Venture, much of the discussion in this report relates to the Joint Venture and its activities. References to the Partnership include the Joint Venture, where appropriate.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc., also called Charter, the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venturer's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. In addition, the Partnership changed its basis of accounting to the liquidation basis and recorded $20,900 of accrued costs of liquidation. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF THE JOINT VENTURE'S SYSTEMS

The table below sets forth certain operating statistics for the Joint Venture's cable systems as of December 31, 2002:

                                                                                                     AVERAGE
                                                                                                     MONTHLY
                                                                     PREMIUM                         REVENUE
                           HOMES        BASIC          BASIC         SERVICE       PREMIUM          PER BASIC
    SYSTEM NAME          PASSED(1)    CUSTOMERS    PENETRATION(2)    UNITS(3)   PENETRATION(4)     CUSTOMER(5)
    -----------          ---------    ---------    --------------    --------   --------------     -----------
Monticello, KY            33,100        11,700          35.3%         1,800          15.4%          $   44.80
Pomme de Terre, MO         3,600           800          22.2%           100          12.5%          $   33.00
                          ------        ------                        -----
Total                     36,700        12,500          34.1%         1,900          15.2%          $   41.94
                          ======        ======                        =====

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

      (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the December 31, 2002.

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

A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Joint Venture's cable television systems. In addition to customer revenues, the Joint Venture's cable television systems receive revenues from the sale of available advertising spots on advertiser-supported programming and also offer to its customers home shopping services, which pay the Joint Venture a share of revenues from sales of products to the Joint Venture's customers, in addition to paying the Joint Venture a separate fee in return for carrying their shopping service.

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

At December 31, 2002, the Joint Venture's monthly prices for basic cable service for residential customers, including certain discounted prices, was $22.28 and its premium price was $11.95, excluding special promotions offered periodically in conjunction with the Joint Venture's marketing programs. A one-time installation fee, which the Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Venture charges commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Venture offers most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

PROGRAMMING

The Joint Venture purchases basic and premium programming for the Joint Venture's systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly the Joint Venture's, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believe, however, that Charter's relations with its programming suppliers generally are good.

The Joint Venture's cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition the Joint Venture is facing higher costs to carry local broadcast channels who elect retransmission carriage agreements.

CABLE SYSTEM AND TECHNOLOGY

A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service.

Prior to completing the sale of the Monticello system, the Joint Venture has ten headends that operate at 300-330 megahertz and are limited to 36-40 channels. These headends have no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers. Significant capital would be required for a comprehensive plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of a comprehensive upgrade would be approximately $20.6 million (for an upgrade to 550 megahertz capacity) and $24.8 million (for an upgrade to 870 megahertz capacity). Given pending sale transactions, the high cost of this comprehensive upgrade plan and the limited funds available, such a plan is not judged to be economically prudent, and accordingly, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In 2002, the Joint Venture commenced a limited plant and technological upgrade to a small system digital solution. This effort was halted in the fourth quarter of 2002 upon entering into the asset purchase agreement with Telecommunications Management.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

The Joint Venture continually strives to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. The Joint Venture relies upon Charter pursuant to the management services agreement to assist with customer service and community relations. The Joint Venture is also committed to fostering strong community relations in the towns and cities we serve. The Joint Venture supports local charities and community causes in various. The Joint Venture also participates in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, the Joint Venture installs and provides free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which they operate.

FRANCHISES

As of December 31, 2002, the Joint Venture operated cable systems in 22 franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied the franchising authority may acquire ownership of the system or effect a transfer of the system to another person. The operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Regulation and Legislation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically the Joint Venture has been able to renew its franchises without incurring significant costs, the Joint Venture cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. the Joint Venture's failure to obtain renewals of its franchises, especially those in areas where it has the most customers, would have a material adverse effect on its business, results of operations and financial condition.

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

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. The franchise agreements typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Regulation and Legislation."

The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2002:

                                                       NUMBER OF      PERCENTAGE OF
                                       NUMBER OF         BASIC            BASIC
YEAR OF FRANCHISE EXPIRATION          FRANCHISES       CUSTOMERS        CUSTOMERS
----------------------------          ----------       ---------        ---------
Prior to 2004                                 11          7,800            62.4%
2004 - 2008                                    7          2,300            18.4%
2009 and after                                 4            600             4.8%
                                            ----          -----            ----
Total                                         22         10,700            85.6%
                                            ====          =====            ====

As of December 31, 2002, franchise agreements have expired in nine of the Joint Venture's franchise areas where it serves approximately 7,800 basic customers. The Joint Venture continues to serve these customers until it sold the Monticello system on March 31, 2003 and continues to negotiate to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities in the Pomme de Terre system. The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions, such as unincorporated communities, for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 1,800 customers, comprising approximately 14.4% of the Joint Venture's customers, were served by unfranchised portions of such systems at December 31, 2002. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement. The franchising authority notified the Joint Venture on March 18, 2002, that it had violated the franchise agreement for failing to comply with the upgrade requirement. As a result of the alleged violation, the franchising authority could assess monetary damages or revoke the franchise. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement and allowed the transfer of the franchise to Access Cable Television, Inc. on March 31, 2003.

COMPETITION

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

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

The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

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

      -     lockbox availability,

      -     antenna structure notification,

      -     tower marking and lighting,

      -     consumer protection and customer service standards,

      -     technical standards,

      -     equal employment opportunity,

      -     consumer electronics equipment compatibility, and

      -     emergency alert systems.

The Federal Communications Commission (FCC) ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate the Joint Venture's business are employed by Joint Venture, the Corporate General Partner, its subsidiary corporation and Charter. The Corporate General Partner employed 12 personnel who worked exclusively for the Joint Venture, the cost of which is charged directly to the Joint Venture. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Joint Venture for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Joint Venture and Enstar Cable Corporation (the "Management Agreement"). The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

The Joint Venture owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. The Joint Venture believes that its properties, both owned and leased, are suitable and adequate for our business operations. The Joint Venture owns substantially all of the assets related to our cable television operations, including our program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

The Partnership and Joint Venture are involved from time to time in routine legal matters and other claims incidental to their business. The Partnership and Joint Venture believe that the resolution of such matters will not have a material adverse impact on their financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, a proxy was filed with the SEC seeking to obtain approval of the Limited Partners for the sale of the Joint Venture's final cable system and the subsequent liquidation and dissolution of the Partnership. On March 4, 2003, the SEC review process was completed and proxy statements were mailed to the holders of Limited Partnership Units. A majority vote was reached in March 2003 and the sale closed on March 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,242 as of December 31, 2002. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all Partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

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

We began making periodic cash distributions to the Limited Partners from operations in February 1988 and continued through March 1990. The distributions were funded primarily from distributions received by the Partnership from the Joint Venture. No distributions were made during 2002, 2001, or 2000.

Substantial cash distributions will be made in 2003 as a result of the cable system sales. Upon completion of the sale of the remaining cable system to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining net assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership and of the Joint Venture for the four years ended December 31, 2001 and the periods from January 1, 2002 to November 30, 2002 and December 1, 2002 to December 31, 2002. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

      I.    THE PARTNERSHIP

                                             FOR THE PERIOD
                                             FROM JANUARY 1,
                                                2002 TO
                                              NOVEMBER 30,                       YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
OPERATIONS STATEMENT DATA                       2002 (1)           2001           2000           1999           1998
-------------------------                       --------           ----           ----           ----           ----
Equity in net income of joint venture         $ 146,300         $  62,200      $ 285,600      $ 199,200      $ 272,000
Operating expenses                              (60,300)          (61,000)      (102,400)       (41,600)       (23,300)
Interest expense                                     --                --             --           (200)        (2,500)
                                              ---------         ---------      ---------      ---------      ---------
Net income                                    $  86,000         $   1,200      $ 183,200      $ 157,400      $ 246,200
                                              =========         =========      =========      =========      =========
Per unit of limited partnership interest:
   Net income                                 $    1.42         $    0.02      $    3.03      $    2.60      $    4.07
                                              =========         =========      =========      =========      =========
OTHER OPERATING DATA
   Net cash from operating activities         $ (24,000)        $  (3,500)     $ (14,700)     $ (44,900)     $ (31,700)
   Net cash from investing activities            78,200                --             --         64,000         28,500

                                                                                        AS OF DECEMBER 31,
                                                                                        ------------------
BALANCE SHEET DATA                                                  2001           2000             1999         1998
------------------                                                  ----           ----             ----         ----
Total assets                                                    $ 4,950,500    $ 4,891,800    $ 4,620,900    $ 4,446,600
General Partners' deficit                                           (76,000)       (76,000)       (77,800)       (79,400)
Limited Partners' capital                                       $ 4,875,500    $ 4,874,300    $ 4,692,900    $ 4,537,100

(1) This information excludes the effect of the change to the liquidation basis of accounting.

                                                              FOR THE PERIOD FROM
                                                              DECEMBER 1, 2002 TO
                                                                 DECEMBER 31,
                                                                     2002
                                                                     ----
NET ASSETS IN LIQUIDATION DATA

Equity in changes in net assets of Joint Ventu                  $   (800)
General and administrative expenses                              (10,000)
                                                                --------
Net decrease in net assets in liquidation                       $(10,800)
                                                                ========

                                                          AS OF DECEMBER 31,
                                                                2002
                                                                ----
Total assets                                                    $6,697,600
Net assets in liquidation                                       $6,477,800


      II.   ENSTAR CABLE OF CUMBERLAND VALLEY

                                         FOR THE PERIOD
                                          FROM JANUARY
                                           1, 2002 TO
                                          NOVEMBER 30,                           YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
OPERATIONS STATEMENT DATA                   2002 (1)              2001             2000             1999             1998
-------------------------                   --------              ----             ----             ----             ----
Revenues                                  $ 5,792,400         $ 6,587,400      $ 6,539,500      $ 6,780,200      $ 7,075,400

Operating expenses                         (3,989,600)         (4,583,700)      (4,116,600)      (4,413,500)      (4,018,600)
Depreciation and amortization              (1,568,000)         (1,897,200)      (1,841,400)      (1,824,500)      (2,085,200)
                                          -----------         -----------      -----------      -----------      -----------
Operating income                              234,800             106,500          581,500          542,200          971,600

Interest income                                57,900              90,200           43,900           37,600           45,300
Interest expense                                   --              (3,400)         (45,200)        (181,400)        (257,300)
Casualty loss                                      --                  --               --               --         (215,600)
Other expense                                    (100)            (68,900)          (9,000)              --               --
                                          -----------         -----------      -----------      -----------      -----------
   Net income                             $   292,600         $   124,400      $   571,200      $   398,400      $   544,000
                                          ===========         ===========      ===========      ===========      ===========

Distributions paid to venturers           $   156,400         $        --      $        --      $   128,000      $    57,000
                                          ===========         ===========      ===========      ===========      ===========

OTHER OPERATING DATA
   Net cash from operating activities     $ 2,341,100         $ 2,924,500      $ 1,820,100      $ 2,162,800      $ 2,890,500
   Net cash from investing activities      (1,063,900)           (856,600)        (567,800)        (570,100)      (1,794,300)
   Net cash from financing activities        (156,400)                 --               --       (1,128,000)      (1,661,800)
   Capital expenditures                   $ 1,061,300         $   818,400      $   547,600      $   558,600      $ 1,768,700

                                                                                   AS OF DECEMBER 31,
                                                                                   ------------------
BALANCE SHEET DATA                                                2001            2000            1999            1998
------------------                                                ----            ----            ----            ----
Total assets                                                  $11,317,400      $10,665,600      $10,521,800      $11,229,800
Total debt                                                             --               --              --        1,000,000
Venturers' capital                                            $ 9,898,800      $ 9,744,400      $ 9,203,200      $ 8,932,800

      (1) This information excludes the effect of the change to the liquidation basis of accounting.

                              FOR THE PERIOD FROM
                              DECEMBER 1, 2002 TO
                               DECEMBER 31, 2002
                               -----------------
NET ASSETS IN LIQUIDATION DATA

Revenue                            $ 497,900
Interest income                        6,000
                                   ---------
Total additions                      503,900

Operating expenses                   372,800
Other expenses                         6,800
Capital expenditures                  63,000
Recognition of accrued
 operating results                    62,900
                                   ---------
Total deductions                     505,500
                                   ---------
Net decrease in net assets
 in liquidation                    $  (1,600)
                                   =========

                              AS OF DECEMBER 31,
                                    2002
                                    ----
Total assets                     $15,400,000
Net assets in liquidation        $13,281,600

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

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. In addition, the Partnership changed its basis of accounting to the liquidation basis and recorded $20,900 of accrued costs of liquidation. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

-     Capitalization of labor and overhead costs;

-     Useful lives of property, plant and equipment; and

-     Impairment of property, plant and equipment.

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of the Joint Venture's property, plant and equipment (consisting primarily of cable network assets) was approximately $8,950,800 (representing 58.1% of total assets) and $6,462,000 (representing 57.1% of total assets). Total capital expenditures for the period from January 1, 2002 to November 30, 2002 and the years ended December 31, 2001 and 2000 were approximately $1,061,300, $818,400 and $547,600, respectively.

Costs associated with network construction, initial customer installations and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

- Scheduling a "truck roll" to the customer's dwelling for service connection;

- Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

- Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

- Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. The Joint Venture capitalized internal direct labor costs of $70,200 for the period from January 1, 2002 through November 30, 2002, and $84,700 and $68,900, for the years ended December 31, 2001 and 2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. The Joint Venture capitalized overhead of $70,200 for the period from January 1, 2002 through November 30, 2002, and $76,400 and $62,100, respectively, for the years ended December 31, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

The Joint Venture's depreciation expense related to property, plant and equipment totaled $1,472,500, $1,581,700 and $1,505,000, representing approximately 26.5%, 24.4% and 25.2% of operating expenses, for the period from January 1, 2002 through November 30, 2002 and for the years ended December 31, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

Cable distribution systems            5-15 years
Vehicles                              3 years
Furniture and equipment               5-7 years
Leasehold improvements                Shorter of life of lease or useful life of
                                      asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

RESULTS OF OPERATIONS

    THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

For purposes of this analysis, the periods from January 1, 2002 to November 30, 2002 and December 1, 2002 to December 31, 2002 are combined to aid comparability of periods.

Operating expenses increased $9,300 from $61,000 to $70,300, or 15.2%, for the year ended December 31, 2002, respectively, compared to the year ended December 30, 2001. The increase was primarily due to a decline in professional fees.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Operating expenses decreased $41,400 from $102,400 to $61,000, or 40.4%, for the year ended December 31, 2001, respectively, compared to the corresponding period in 2000. The decrease was primarily due to a decline in professional fees.

    THE JOINT VENTURE

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

For purposes of this analysis, the periods from January 1, 2002 to November 30, 2002 and December 1, 2002 to December 31, 2002 are combined to aid comparability of periods.

The Joint Venture's revenues decreased $297,100 from $6,587,400 to $6,290,300, or 4.5%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to a decline in basic and premium service customers. As of December 31, 2002 and 2001, the Joint Venture had approximately 12,500 and 14,000 basic customers and 1,800 and 3,400 premium service units, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs increased $73,900 from $2,347,800 to $2,421,700, or 3.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in personnel costs which had previously been paid by Charter and reimbursed by the Joint Venture but is now directly paid by the Joint Venture.

General and administrative expenses decreased $119,800 from $1,047,200 to $927,400, or 11.4%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease is primarily due to a decline in billing and insurance costs.

General partner management fees and reimbursed expenses decreased $175,400 from $1,188,700 to $1,013,300, or 14.8%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to the fact that personnel costs were previously paid by Charter and reimbursed by the Joint Venture.

Depreciation and amortization expense decreased $329,200 from $1,897,200 to $1,568,000, or 17.4%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to certain franchise costs becoming fully amortized during the last half of 2001 and the year ended December 31, 2002 partially offset by capital expenditures. In addition, depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $26,300 from $90,200 to $63,900, or 29.2%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to a decrease in interest rates on cash balances available for investment for the year ended December 31, 2002 as compared to the year ended

December 31, 2001.

Interest expense decreased from $3,400 to $0 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was due to the expiration of our loan facility on August 31, 2001.

Other expense of $6,900 and $68,900 for the year ended December 31, 2002 and the year ended December 31, 2001, respectively represent other costs associated with the termination of a potential sales agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

    THE PARTNERSHIP

The Joint Venture paid a distribution of $156,400 in 2002 of which our portion was $78,200 and did not pay distributions in 2001 or 2000. We did not pay distributions to our partners during 2002, 2001, or 2000.

We used $20,500 more cash in operating activities during the eleven months ended November 30, 2002 than during the year ended December 31, 2001. Changes in accounts payable, accrued liabilities and due to affiliates provided $21,200 less cash in 2002 due to differences in the timing of payments and our expenses used $700 less cash in 2002.

We used $11,200 less cash in operating activities during the year ended December 31, 2001 than in 2000. Our expenses used $41,400 less cash in 2001 which was offset by changes in accounts payable which provided $30,200 less cash in 2001 than 2000 due to differences in the timing of payments.

    THE JOINT VENTURE

Operating activities provided $583,400 less cash during the eleven months ended November 30, 2002 than during the year ended December 31, 2001. Changes in receivables, prepaid expenses and other assets provided $105,000 less cash in 2002 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Changes in accounts payable, accrued liabilities and due to affiliates provided $317,400 less cash in 2002 than in 2001 due to differences in the timing of payments.

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

We used $207,300 more cash in investing activities during 2002 than in 2001, due to a $242,900 increase in capital expenditures offset by a $35,600 decrease in spending for intangible assets. The increase in capital expenditures primarily relates to the commencement of a limited technological upgrade to small system digital as previously discussed.

We used $288,800 more cash in investing activities during 2001 than in 2000, due to a $270,800 increase in capital expenditures and a $18,000 increase in spending for intangible assets.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of cable systems in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of cable systems in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of

December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. In addition, the Partnership changed its basis of accounting to the liquidation basis and recorded $20,900 of accrued costs of liquidation in accounts payable and accrued expenses. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The Corporate General Partner has continued to make capital expenditures necessary to maintain compliance with franchise agreements and be economically prudent. In 2002, the Joint Venture commenced a limited plant and technological upgrade to a small system digital solution. This effort was halted in the fourth quarter of 2002 upon entering into the asset purchase agreement with Telecommunications Management.

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

The Joint Venture believes it is critical to conserve cash to fund its future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

CERTAIN TRENDS AND UNCERTAINTIES

The Joint Venture relies upon the availability of cash generated from operations to fund its ongoing liquidity requirements and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee, under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement, although the project has subsequently been completed at a total cost of approximately $1,385,000. The franchising authority notified the Joint Venture on March 18, 2002, that it had violated the franchise agreement for failing to comply with the upgrade requirement. As a result of the alleged violation, the franchising authority could assess monetary damages or revoke the franchise. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. However, no assurances can be given that the franchise authority will not take action that is adverse to the Joint Venture. Under this upgrade initiative, no additional capital expenditures are currently planned. The loss of our franchise and the related loss of customers would have a significant impact on our financial condition and results of operation. As of December 31, 2002, there were approximately 800 basic customers in Campbell County representing 6.4% of the subscribers in the Joint Venture.

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

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Joint Venture adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Joint Venture's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Joint Venture.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Joint Venture for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Joint Venture.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Joint Venture.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

       NAME                                           POSITION
Carl E. Vogel               President and Chief Executive Officer

Margaret A. Bellville       Executive Vice President and Chief Operating Officer

Steven A. Schumm            Director of the Corporate General Partner, Executive Vice President, Chief
                            Administrative Officer and interim Chief Financial Officer

Steven E. Silva             Executive Vice President - Corporate Development and Chief Technology Officer

Curtis S. Shaw              Senior Vice President, General Counsel and Secretary

Paul E. Martin              Senior Vice President, Corporate Controller and Principal Financial Officer
                            for Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of TV Gateway, LLC.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

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

For the year ended December 31, 2002, Enstar Cable charged the Joint Venture management fees of approximately $251,600 ($19,900 for the period from December 1, 2002 to December 31, 2002). In addition, the Corporate General Partner charged the Joint Venture approximately $62,900 ($5,000 for the period from December 1, 2002 to December 31, 2002) relative to its 1% special interest for system operating management services and direct expenses. In addition, programming services were purchased through Charter. The Joint Venture was charged approximately $1,230,300 ($81,400 for the period from December 1, 2002 to December 31, 2002) for these programming services for the year ended December 31, 2002.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

PARTICIPATION IN DISTRIBUTIONS

The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5. "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the following group of affiliated unitholders beneficially owned, in the aggregate, 5% or more of the total outstanding units. As of the date hereof, there is no other person known to own beneficially, or that may be deemed to own beneficially, more than 5% of the units.

                                                         BENEFICIAL OWNERSHIP
                                                         --------------------
       NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT            PERCENT
       ------------------------------------            ------            -------
       Everest Cable Investors LLC                     3,573              6.0%
       199 S. Los Robles Avenue Ste 440
       Pasadena, California 91101

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 35.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 92.9% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation ("ECC") from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates Falcon Communications, L.P. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon Communications, L.P.

Pursuant to the Management Agreement between the Joint Venture and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Joint Venture's operations. This Management Agreement provides that the Joint Venture shall pay management fees equal to 4% of the Joint Venture's gross receipts from customers and 1% to the Corporate General Partner representing its special interest in the Joint Venture. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Joint Venture would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Joint Venture's systems, and an allocable shares of costs associated with facilities required to manage the Joint Venture's systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Joint Venture.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC from the Joint Venture were $725,700. In addition, the Joint Venture was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Joint Venture at Charter's actual cost. For the year ended December 31, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Joint Venture were $698,800 ($50,700 for the period from December 1, 2002 to December 31,
2002). In addition, programming services are purchased through Charter. The Joint Venture was charged approximately $1,230,300 for these programming services for the year ended December 31, 2002 ($81,400 for the period from December 1, 2002 to December 31, 2002).

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

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

      On February 12, 2003, the registrant filed a current report on Form 8-K dated February 3, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

      On February 14, 2003, the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                                ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                                    By: Enstar Communications Corporation,
                                        Corporate General Partner

Dated: April 17, 2003                   By:  /s/ Steven A. Schumm
                                             ---------------------
                                             Steven A. Schumm
                                             Director, Executive Vice President
                                             Chief Administrative Officer and
                                             Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Dated: April 17, 2003                   By:  /s/ Steven A. Schumm
                                             ---------------------
                                             Steven A. Schumm
                                             Director, Executive Vice President
                                             Chief Administrative Officer and
                                             Interim Chief Financial Officer
                                             (Principal Executive Officer) *

Dated: April 17, 2003                   By:  /s/ Paul E. Martin
                                             -------------------
                                             Paul E. Martin
                                             Senior Vice President and Corporate
                                             Controller (Principal Financial
                                             Officer and Principal Accounting
                                             Officer).*

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income/Growth Program Five-B, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003


/s/  Steven A. Schumm
---------------------
Steven A. Schumm
Director, Executive Vice President,
Chief Administrative Officer and
Interim Chief Financial Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income/Growth Program Five-B, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 17, 2003



/s/  Paul E. Martin
-------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                            ------------------------------------------------
                                                                            ENSTAR INCOME/GROWTH            ENSTAR CABLE OF
                                                                            PROGRAM FIVE-B, L.P.           CUMBERLAND VALLEY
                                                                            --------------------           -----------------
Independent Auditors' Report                                                         F-2                          F-15
Report of Independent Public Accountants                                             F-3                          F-16
Statement of Net Assets in Liquidation as of December 31, 2002                       F-4                          F-17
Statement of Changes in Net Assets in Liquidation for the
    Period from December 1, 2002 to December 31, 2002                                F-5                          F-18
Balance Sheet as of December 31, 2001                                                F-6                          F-19
Statements of Operations for the period from January 1, 2002 to
     November 30, 2002 and years ended December 31, 2001 and 2000                    F-7                          F-20
Statements of Partnership/Venturers' Capital (Deficit)
    for the eleven months ended November 30, 2002 and
    years ended December 31, 2001 and 2000                                           F-8                          F-21
Statements of Cash Flows for the eleven months ended November 30,
    2002 and years ended December 31, 2001 and 2000                                  F-9                          F-22
Notes to Financial Statements                                                       F-10                          F-23

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Enstar Income/Growth Program Five-B, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income/Growth Program Five-B, L.P. (a Georgia limited partnership) as of December 31, 2002, and the related statement of changes in net assets in liquidation for the period from December 1, 2002 to December 31, 2002 (see Note
2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the period from January 1, 2002 to November 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income/Growth Program Five-B, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of November 30, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income/Growth Program Five-B, L.P. as of December 31, 2002, the changes in net assets in liquidation for the period from December 1, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

 THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PULBIC ACCOUNTANTS

To the Partners of
    Enstar Income/Growth Program Five-B, L.P.:

We have audited the accompanying balance sheets of Enstar Income/Growth Program Five-B, L.P. (a Georgia limited partnership) as of December 31, 2001, and the related statements of operations, partnership capital (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income/Growth Program Five-B, L.P. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

Assets:
   Cash and cash equivalents                                          $   56,800
   Equity in net assets of Joint Venture                               6,640,800
                                                                      ----------
      TOTAL ASSETS                                                     6,697,600
                                                                      ----------

Liabilities:
   Accounts payable and accrued liabilities                               27,800
   Due to affiliates                                                     192,000
                                                                      ----------
      TOTAL LIABILITIES                                                  219,800
                                                                      ----------

NET ASSETS IN LIQUIDATION
   General Partners                                                       15,100
   Limited Partners                                                    6,462,700
                                                                      ----------
                                                                      $6,477,800
                                                                      ==========


                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

            FOR THE PERIOD FROM DECEMBER 1, 2002 TO DECEMBER 31, 2002

Equity in changes in net assets of Joint Venture                    $      (800)
General and administrative expenses                                     (10,000)
                                                                    -----------

Net decrease in net assets in liquidation                               (10,800)

NET ASSETS IN LIQUIDATION, beginning of period                        6,488,600
                                                                    -----------

NET ASSETS IN LIQUIDATION, end of period                            $ 6,477,800
                                                                    ===========


                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                           ASSETS
ASSETS:
   Cash                                                             $     1,100
   Equity in net assets of Joint Venture                              4,949,400
                                                                    -----------
           Total assets                                             $ 4,950,500
                                                                    ===========
             LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable and accrued liabilities                         $     3,600
   Due to affiliates                                                    147,700
                                                                    -----------
           Total liabilities                                            151,300
                                                                    -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                     (76,000)
   Limited Partners                                                   4,875,500
                                                                    -----------
           Total partnership capital                                  4,799,500
                                                                    -----------
           Total liabilities and partnership capital                $ 4,950,800
                                                                    ===========


                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF OPERATIONS


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                      PERIOD FROM
                                                                 JANUARY 1, 2002 TO
                                                                  NOVEMBER 30, 2002         2001              2000
                                                                  -----------------         ----              ----
                                                                     (SEE NOTE 2)
EQUITY IN NET INCOME OF JOINT VENTURE                                  $ 146,300         $  62,200         $ 285,600

OPERATING EXPENSES:
   General and administrative                                            (54,700)          (61,000)          (88,400)
   Other                                                                  (5,600)               --           (14,000)
                                                                       ---------         ---------         ---------
                                                                         (60,300)          (61,000)         (102,400)
                                                                       ---------         ---------         ---------
NET INCOME                                                             $  86,000         $   1,200         $ 183,200
                                                                       =========         =========         =========

NET INCOME ALLOCATED TO GENERAL PARTNERS                               $     900         $      --         $   1,800
                                                                       =========         =========         =========

NET INCOME ALLOCATED TO LIMITED PARTNERS                               $  85,100         $   1,200         $ 181,400
                                                                       =========         =========         =========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                    $    1.42         $    0.02         $    3.03
                                                                       =========         =========         =========

AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD           59,830            59,830            59,830
                                                                       =========         =========         =========


                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                    GENERAL             LIMITED
                                                                    PARTNERS            PARTNERS           TOTAL
                                                                  ------------       -------------     -------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000                    $    (77,800)      $   4,692,900     $   4,615,100
   Net income                                                            1,800             181,400           183,200
                                                                  ------------       -------------     -------------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000                       (76,000)          4,874,300         4,798,300
   Net income                                                               --               1,200             1,200
                                                                  ------------       -------------     -------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001                  $    (76,000)      $   4,875,500     $   4,799,500
   Net income                                                              900              85,100            86,000
                                                                  ------------       -------------     -------------
PARTNERSHIP CAPITAL (DEFICIT), November 30, 2002                       (75,100)          4,960,600         4,885,500

   Effects of change to liquidation basis (see Note 2)                  90,300           1,512,800         1,603,100
                                                                  ------------       -------------     -------------
NET ASSETS IN LIQUIDATION, November 30, 2002                      $     15,200       $   6,473,400     $   6,488,600
                                                                  ============       =============     =============


                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                          PERIOD FROM JANUARY    ---------------------------
                                                          1, 2002 TO NOVEMBER
                                                                30, 2002           2001              2000
                                                          -------------------    ---------         ---------
                                                              (SEE NOTE 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  86,000         $   1,200         $ 183,200
   Adjustments to reconcile net income to net cash from
     operating activities:
     Equity in net income of joint venture                      (146,300)          (62,200)         (285,600)
     Changes in:
       Accounts payable, accrued liabilities and due to
          affiliates                                              36,300            57,500            87,700
                                                               ---------         ---------         ---------
           Net cash from operating activities                    (24,000)           (3,500)          (14,700)
                                                               ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from joint venture                                78,200                --                --
                                                               ---------         ---------         ---------
           Net cash from investing activities                     78,200                --                --
                                                               ---------         ---------         ---------
           Net increase (decrease) in cash                        54,200            (3,500)          (14,700)
CASH, beginning of the period                                      1,100             4,600            19,300
                                                               ---------         ---------         ---------
CASH, end of the period                                        $  55,300         $   1,100         $   4,600
                                                               =========         =========         =========


                 See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


(1) ORGANIZATION

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

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnerships cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

(2) SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation for the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and not received. Management is currently evaluating the alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. The statements of operations, partnership capital and cash flows for the period from January 1, 2002 through November 30, 2002 do not reflect the effects of the change to the liquidation basis of accounting. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 and for the period from December 1, 2002 through December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation and in the statement of changes in net assets in liquidation for such periods is presented on a different basis of accounting than the financial statements for the period from January 1, 2002 through November 30, 2002 and for the years ended December 31, 2001 and 2000 which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Investment in Joint Venture

The Partnership's investment and share of the income or loss in the Joint Venture is accounted for on the equity method of accounting.

Income Taxes

The Partnership pays no federal income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the General Partners and the Limited Partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002 and 2001, the book basis of the Partnership's investment in the Joint Venture exceeds its tax basis by approximately $1,810,700 and $1,938,200, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences for the years ended December 31, 2002, 2001 and 2000 is that net income in the financial statements is approximately $112,800, $408,600 and $311,700 less than tax income or loss for the same period, respectively. The difference is principally due to timing differences in depreciation and amortization expense reported by the Joint Venture.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4) PARTNERSHIP MATTERS

The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

ownership interests.

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

(5) EQUITY IN NET ASSETS OF JOINT VENTURE

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-B, L.P. (collectively, the "Venturers"), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. The Joint Venture had net income of $292,600, $124,400 and $571,200 for the period from January 1, 2002 to November 30, 2002 and years ended December 31, 2001 and 2000, respectively, of which $146,300, $62,200 and $285,600, respectively, was allocated to the Partnership. The Joint Venture had a decrease in net assets in liquidation of $1,600 for the period from December 1, 2002 to December 31, 2002, of which $800 was allocated to the Partnership. The operations of the Joint Venture are significant to the Partnership and its financial statements, included elsewhere in this Annual Report, should be read in conjunction with these financial statements.

(6) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable. The Partnership did not own or operate any cable television operations in 2002 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 2002.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of Enstar Cable's operational costs. No reimbursable expenses were incurred on behalf of the Partnership during 2002.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for

                    ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                          INDEPENDENT AUDITORS' REPORT

To the Venturers of
   Enstar Cable of Cumberland Valley:

We have audited the accompanying statement of net assets in liquidation of Enstar Cable of Cumberland Valley (a Georgia general partnership) as of December 31, 2002, and the related statement of changes in net assets in liquidation from the period from December 1, 2002 to December 31, 2002 (see Note 2). We have also audited the statements of operations, venturers' capital and cash flows for the period from January 1, 2002 to November 30, 2002. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Five-B, L.P. have approved a plan of liquidation. Accordingly, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of November 30, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Cable of Cumberland Valley as of December 31, 2002, the changes in its net assets in liquidation for the period from December 1, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG LLP

St. Louis, Missouri,
April 11, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
   Enstar Cable of Cumberland Valley:

We have audited the accompanying balance sheet of Enstar Cable of Cumberland Valley (a Georgia general partnership) as of December 31, 2001, and the related statements of operations, venturers' capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Cumberland Valley as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

ASSETS:
   Cash and cash equivalents                               $ 5,557,000
   Accounts receivable                                         156,300
   Prepaid expenses and other assets                            53,900
   Accrued net operating results through date of sale          391,000
   Property, plant and equipment                             8,950,800
   Franchise cost                                              291,000
                                                           -----------
TOTAL ASSETS                                                15,400,000
                                                           -----------
LIABILITIES:

   Accounts payable and accrued liabilities                    799,800
   Due to affiliates                                         1,318,600
                                                           -----------
TOTAL LIABILITIES                                            2,118,400
                                                           -----------
NET ASSETS IN LIQUIDATION                                  $13,281,600
                                                           ===========

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

            FOR THE PERIOD FROM DECEMBER 1, 2002 TO DECEMBER 31, 2002

Additions:
   Revenue                                                      $    497,900
   Interest income                                                     6,000
                                                                ------------
       Total additions                                               503,900
                                                                ------------
Deductions:
   Service costs                                                     206,600
   General and administrative expenses                                90,600
   General partner management fees and reimbursed expenses            75,600
   Capital expenditures                                               63,000
   Recognition of accrued net operating results                       62,900
   Other expenses                                                      6,800
                                                                ------------
       Total deductions                                              505,500
                                                                ------------
Net decrease in net assets in liquidation                             (1,600)

NET ASSETS IN LIQUIDATION, beginning of period                    13,283,200
                                                                ------------
NET ASSETS IN LIQUIDATION, end of period                        $ 13,281,600
                                                                ============

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                     ASSETS

ASSETS:

   Cash                                                                $ 4,300,500
   Accounts receivable                                                     148,100
   Prepaid expenses and other assets                                        22,900
   Property, plant and equipment, net of accumulated depreciation
      of $16,575,000                                                     6,462,000
   Franchise cost, net of accumulated amortization of $7,669,000           383,300
   Deferred financing costs and other deferred charges, net                    600
                                                                       -----------
                                                                       $11,317,400
                                                                       ===========
                     LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:

   Accounts payable and accrued liabilities                            $   655,700
   Due to affiliates                                                       762,900
                                                                       -----------
           Total liabilities                                             1,418,600
                                                                       -----------
VENTURERS' CAPITAL:
   Enstar Income/Growth Program Five-A, L.P.                             4,949,400
   Enstar Income/Growth Program Five-B, L.P.                             4,949,400
                                                                       -----------
           Total venturers' capital                                      9,898,800
                                                                       -----------
           Total liabilities and venturers' capital                    $11,317,400
                                                                       ===========

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF OPERATIONS

                                                               PERIOD FROM
                                                                JANUARY 1,
                                                               2002 THROUGH
                                                               NOVEMBER 30,            YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                   2002              2001                2000
                                                                   ----              ----                ----
                                                               (SEE NOTE 2)
REVENUES                                                        $ 5,792,400       $ 6,587,400       $ 6,539,500
                                                                -----------       -----------       -----------
OPERATING EXPENSES:
   Service costs                                                  2,215,100         2,347,800         1,962,400
   General and administrative expenses                              836,800         1,047,200           741,800
   General partner management fees and reimbursed expenses          937,700         1,188,700         1,412,400
   Depreciation and amortization                                  1,568,000         1,897,200         1,841,400
                                                                -----------       -----------       -----------
                                                                  5,557,600         6,480,900         5,958,000
                                                                -----------       -----------       -----------
           Operating income                                         234,800           106,500           581,500
                                                                -----------       -----------       -----------
OTHER INCOME (EXPENSE):
   Interest income                                                   57,900            90,200            43,900
   Interest expense                                                      --            (3,400)          (45,200)
   Other expense                                                       (100)          (68,900)           (9,000)
                                                                -----------       -----------       -----------
                                                                     57,800            17,900           (10,300)
                                                                -----------       -----------       -----------
           Net income                                           $   292,600       $   124,400       $   571,200
                                                                ===========       ===========       ===========

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                        STATEMENTS OF VENTURERS' CAPITAL

                FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002 AND
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               ENSTAR           ENSTAR
                                                           INCOME/GROWTH     INCOME/GROWTH
                                                              PROGRAM           PROGRAM
                                                             FIVE-A, L.P.     FIVE-B, L.P.          TOTAL
                                                             ------------     ------------          -----
PARTNERSHIP CAPITAL, January 1, 2000                        $ 4,601,600       $ 4,601,600       $  9,203,200
   Net income                                                   285,600           285,600            571,200
                                                            -----------       -----------       ------------
PARTNERSHIP CAPITAL, December, 31 2000                        4,887,200         4,887,200          9,774,400
   Net income                                                    62,200            62,200            124,400
                                                            -----------       -----------       ------------
PARTNERSHIP CAPITAL, December 31, 2001                        4,949,400         4,949,400          9,898,800
   Net income                                                   146,300           146,300            292,600
   Distributions                                                (78,200)          (78,200)          (156,400)
                                                            -----------       -----------       ------------
PARTNERSHIP CAPITAL, November 30, 2002                        5,017,500         5,017,500         10,035,000

   Effects of change to liquidation basis (see Note 2)        1,624,100         1,624,100          3,248,200
                                                            -----------       -----------       ------------
NET ASSETS IN LIQUIDATION, November 30, 2002                $ 6,641,600       $ 6,641,600       $ 13,283,200
                                                            ===========       ===========       ============

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                        PERIOD FROM
                                                                          JANUARY 1,
                                                                          2002 TO
                                                                         NOVEMBER 30,
                                                                             2002               2001                 2000
                                                                             ----               ----                 ----
                                                                        (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   292,600       $   124,400       $   571,200
   Adjustments to reconcile net income to net cash from
        operating activities:
     Depreciation and amortization                                          1,568,000         1,897,200         1,841,400
     Changes in:
         Accounts receivable, prepaid expenses and other assets                14,100           119,100            91,300
         Accounts payable, accrued liabilities and due to affiliates          466,400           783,800          (683,800)
                                                                          -----------       -----------       -----------
           Net cash from operating activities                               2,341,100         2,924,500         1,820,100
                                                                          -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (1,061,300)         (818,400)         (547,600)
   Change in intangible assets                                                 (2,600)          (38,200)          (20,200)
                                                                          -----------       -----------       -----------
           Net cash from investing activities                              (1,063,900)         (856,600)         (567,800)
                                                                          -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                             (156,400)               --                --
                                                                          -----------       -----------       -----------
           Net cash from financing activities                                (156,400)               --                --
                                                                          -----------       -----------       -----------
NET INCREASE IN CASH                                                        1,120,800         2,067,900         1,252,300

CASH, beginning of period                                                   4,300,500         2,232,600           980,300
                                                                          -----------       -----------       -----------
CASH, end of period                                                       $ 5,421,300       $ 4,300,500       $ 2,232,600
                                                                          ===========       ===========       ===========

                See accompanying notes to financial statements.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

(1) ORGANIZATION

Enstar Cable of Cumberland Valley (the "Joint Venture") was formed under the terms of a general partnership agreement (the "Partnership Agreement") effective January 11, 1988, between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P. (the "Venturers" or "Partnerships"), which are two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, construct, improve, develop and operate cable television systems.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Joint Venture. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Venture's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Joint Venture and its operations.

Under the terms of the Partnership Agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

The financial statements do not give effect to any assets that the Venturers may have outside of their interest in the Joint Venture, nor to any obligations of the Venturers, including income taxes.

(2) SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnerships and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnerships and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and not received. Management is currently evaluating the alternatives with respect to this new development.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the Venturers for the sale of the Venture's final cable systems and the subsequent liquidation and dissolution of the Venture and the Partnerships. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. The statements of operations, venturers' capital and cash flows for the period from January 1, 2002 through November 30, 2002 do not reflect the effects of the change to the liquidation basis of accounting. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Venture and terminate the Venture as expeditiously as possible. Final dissolution of the Venture and related cash distributions to the Venturers will occur upon obtaining final resolution of all liquidation issues.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 and for the period from December 1, 2002 through December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation and in the statement of changes in net assets in liquidation for such periods is presented on a different cost basis than the financial information for the period from January 1, 2002 through November 30, 2002 and for the years ended December 31, 2001 and 2000.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Cash Equivalents

The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

      Cable distribution systems      5-15 years
      Vehicles                        3 years
      Furniture and equipment         5-7 years
      Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchise and assumes substantially all of those franchises that expire during the period will be renewed by the Joint Venture. Amortization expense related to franchises for the period from January 1, 2002 through November 30, 2002, and for the years ended December 31, 2001 and 2000 was $95,500, $239,700 and $299,200, respectively.

As of December 31, 2002, franchise agreements have expired in nine of the Joint Venture's franchise areas where it serves approximately 7,800 basic customers. The Joint Venture continues to serve those customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities.

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

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Joint Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Joint Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

Income Taxes

The Joint Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Joint Venture are passed through to the Venturers. Nominal taxes are assessed by certain state jurisdictions. The basis in the Joint Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002 and 2001, the book basis of the Joint Venture's net assets exceeds its tax basis by approximately $0 and $3,876,400, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Joint Venture's net income for the years ended December 31, 2002, 2001 and 2000, in the financial statements is approximately $202,700, $847,000 and $595,200 less than tax income or loss for the same period. The difference is principally due to timing differences in depreciation and amortization expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives or property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of December 31, 2001:

                                           2001
                                           ----
Cable distribution systems             $ 22,223,300
Land and improvements                       149,700
Vehicles, furniture and equipment           664,000
                                       ------------
                                         23,037,000

Less:  accumulated depreciation         (16,575,000)
                                       ------------
                                       $  6,462,000
                                       ============

Depreciation expense for the period from January 1, 2002 through November 30, 2002, and for the years ended December 31, 2002, 2001 and 2000 was $1,472,500, $1,581,700 and $1,505,000, respectively. As a result of the change to the liquidation basis of accounting, an adjustment of $2.9 million was made to cable distribution systems to reflect such assets at estimated realizable value of $8,950,800 at December 31, 2002.

(5) CREDIT FACILITY

The Joint Venture was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured and was repaid on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full.

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

(6) COMMITMENTS AND CONTINGENCIES

The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing liquidity requirements and capital requirements. The Joint Venture was required to upgrade its system in Campbell County, Tennessee under a provision of its franchise agreement. The upgrade began in 1998 and the franchise agreement required the project to be completed by January 2000. The Joint Venture did not meet this requirement. The franchising authority notified the Joint Venture on March 18, 2002, that it had violated the franchise agreement for failing to comply with the upgrade requirement. As a result of the alleged violation, the franchising authority could assess monetary damages or revoke the franchise. The franchising authority has not given any indication that it intends to take action adverse to the Joint Venture as the result of the Joint Venture's noncompliance with the upgrade timing requirements of the franchise agreement. On March 31, 2003, this franchise was transferred upon the sale of the headends in and around Monticello, Kentucky.

Litigation

The Joint Venture is involved from time to time in routine legal matters and other claims incidental to its business. The Joint Venture believes that the resolution of such matters will not have a material adverse impact on its financial position or results of operations.

Regulation in the Cable Television Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act ("1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

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

(7) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Joint Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Joint Venture pays a monthly management fee of 4% of gross revenues to Enstar Cable. Management fee expense was $251,600 ($19,900 for the period from December 1, 2002 to December 31, 2002), $263,500 and $261,600 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Joint Venture is also required to

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

distribute to the Corporate General Partner an amount equal to 1% of gross revenues, representing its interest as the Corporate General Partner. Management fee expense to the Corporate General Partner was $62,900 ($5,000 for the period from December 1, 2002 to December 31, 2002), $65,900 and $65,400 for the years ended December 31, 2002, 2001 and 2000, respectively. No management fee is payable to Enstar Cable or the Corporate General Partner by the Joint Venture and management fees are non-interest bearing.

The Management Agreement also provides that the Joint Venture reimburse Enstar Cable for direct expenses incurred on behalf of the Joint Venture and the Joint Venture's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Joint Venture. These expenses are charged to the properties served based primarily on the Joint Venture's allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these services and direct expenses approximated $698,800 ($50,700 for the period from December 1, 2002 to December 31, 2002), $859,300 and $1,085,400 for the years ended December 31, 2002, 2001 and 2000, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $1,230,300 ($81,400 for the period from December 1, 2002 to December 31, 2002), $1,300,000 and $1,075,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Joint Venture.

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Joint Venture adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Joint Venture's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Joint Venture.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Joint Venture for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146

                        ENSTAR CABLE OF CUMBERLAND VALLEY

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

will not have a material impact on the financial statements of the Joint
Venture.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Joint Venture.

                              EXHIBIT INDEX

       EXHIBIT
       NUMBER                                    DESCRIPTION
       ------                                    -----------
         2.1      Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of
                  Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income/Growth
                  Program Five-A, L.P. filed on November 13, 2002 (File No.
                  000-16779)).

         2.2a Asset Purchase Agreement, dated October 8, 2002, by and between Cumberland Cellular, Inc. and Enstar Cable of
                  Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income/Growth
                  Program Five-A, L.P. filed on November 13, 2002 (File No.
                  000-16779)).

         2.2b     Letter of Amendment, dated February 3, 2003, by and between
                  Cumberland Cellular, Inc. and Enstar Cable of Cumberland
                  Valley (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income Program Five-A,
                  L.P. filed on February 12, 2003 (File No. 000-16779)).

         2.3a     Asset Purchase Agreement, dated November 8, 2002, by and among
                  Telecommunications Management, LLC and Enstar Income Program
                  II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
                  Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P.,
                  Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar
                  Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q on Enstar
                  Income Program II-2, L.P. filed on November 12, 2002 (File No.
                  000-14505)).

         2.3b     Letter of Amendment, dated as of February 6, 2003, between
                  Enstar Income Program II-2, L.P., Enstar Income Program IV-3,
                  L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P.,
                  Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                  Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program
                  Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

         2.4a     Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-3, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar IX, Ltd., Enstar XI, Ltd, Enstar IV/PBD Systems
                  Venture, Enstar Cable of Cumberland Valley and Enstar Cable of
                  Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income
                  Program II-1, L.P., File No. 000-14508 for the quarter ended
                  June 30, 2000.)

         2.4b     Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-2, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
                  IV-1, L.P., File No. 000-15705 for the quarter ended September
                  30, 2000.)

         3 Second Amended and Restated Agreement of Limited Partnership of Enstar Income/Growth Program Five-B, L.P., dated as of
                  August 1, 1988. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No.
                  000-16779 for the fiscal year ended December 31, 1988.)

         10.1     Amended and Restated Partnership Agreement of Enstar Cable of
                  Cumberland Valley, dated as of April 28, 1988. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended
                  December 31, 1988.)

         10.2     Management Agreement between Enstar Income/Growth Program
                  Five-B, L.P., and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended
                  December 31, 1987.)

         10.3 Management Agreement between Enstar Cable of Cumberland Valley and Enstar Cable Corporation, as amended. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-16779 for the fiscal year ended
                  December 31, 1988.)

         10.4 Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998
                  (Incorporated by reference to the exhibits to the Annual
                  Report on Form 10-K of Enstar Income Program II-1, L.P., File
                  No. 000-14508 for the fiscal year ended December 31, 2001.)

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

         14.1 Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended
                  December 31, 2002.)

       **99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Administrative Officer).

       **99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer).

         **       filed herewith