Form 10-Q
period 2003-06-30
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2003-08-13
CIK 805392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                             June 30,    December 31,
                                                               2003          2002
                                                           ------------  ------------
                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents............................. $     54,900  $     56,800
   Equity in net assets of Joint Venture ................    6,426,100     6,640,800
                                                           ------------  ------------
         Total assets....................................    6,481,000     6,697,600
                                                           ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities..............       22,100        27,800
   Due to affiliates.....................................       19,700       192,000
                                                           ------------  ------------
          Total liabilities..............................       41,800       219,800
                                                           ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners......................................       14,700        15,100
   Limited Partners......................................    6,424,500     6,462,700
                                                           ------------  ------------
                                                          $  6,439,200  $  6,477,800
                                                           ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
(Unaudited)

                                                                          Three Months Ended   Six Months Ended
                                                                            June 30, 2003       June 30, 2003
                                                                          -----------------    ----------------

Additions:
  Distribution from Joint Venture....................................... $          70,000     $        220,000
                                                                          -----------------     ----------------
      Total additions...................................................            70,000              220,000
                                                                          -----------------     ----------------
Deductions:
  General and administrative expenses...................................             1,900               13,800
  Equity in changes in net assets in liquidation of Joint Venture.......           107,600              214,700
  Other expense.........................................................            25,500               30,100
                                                                          -----------------     ----------------
      Total deductions..................................................           135,000              258,600
                                                                          -----------------     ----------------
Net decrease in net assets in liquidation...............................           (65,000)             (38,600)

NET ASSETS IN LIQUIDATION, beginning of period..........................         6,504,200            6,477,800
                                                                          -----------------     ----------------
NET ASSETS IN LIQUIDATION, end of period................................ $       6,439,200     $      6,439,200
                                                                          =================     ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended   Six Months Ended
                                                                       June 30, 2002       June 30, 2002
                                                                     ------------------   ----------------

EQUITY IN NET INCOME OF JOINT VENTURE.............................. $           50,000   $         104,800
                                                                     ------------------   ----------------

OPERATING EXPENSES:
   General and administrative expenses.............................             29,800              41,900
                                                                     ------------------   ----------------
                                                                                29,800              41,900
                                                                     ------------------   ----------------

NET INCOME......................................................... $           20,200   $          62,900
                                                                     ==================   ================
NET INCOME ALLOCATED TO GENERAL PARTNERS........................... $              200   $             600
                                                                     ==================   ================
NET INCOME ALLOCATED TO LIMITED PARTNERS........................... $           20,000   $          62,300
                                                                     ==================   ================
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST................ $             0.33   $            1.04
                                                                     ==================   ================
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................             59,830              59,830
                                                                     ==================   ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................... $    62,900
   Adjustments to reconcile net income to net cash from
     operating activities:
      Equity in net income of joint venture........................................    (104,800)
      Changes in:
      Accounts payable, accrued liabilities and due to affiliates..................      41,200
                                                                                     -----------
          Net cash used in operating activities....................................        (700)
                                                                                     -----------
          Net decrease in cash ....................................................        (700)

CASH, beginning of period..........................................................       1,100
                                                                                     -----------
CASH, end of period................................................................ $       400
                                                                                     ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-B, L.P. (the Partnership) as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire year.

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P. ("Enstar Five-A") (collectively, the "Venturers"), each own 50% of Enstar Cable of Cumberland Valley (the "Joint Venture"). The Partnership did not own or operate any cable television operations in 2003 and 2002 other than through its investment in the Joint Venture.

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

As discussed in Note 2, the financial statements as of June 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting which provides for assets to be stated at estimated realizable values and liabilities to be reflected at estimated settlement amounts. Accordingly, the financial information in the condensed statements of net assets in liquidation and changes in net assets in liquidation for the three and six months ended June 30, 2003 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2002, which are prepared on the historical cost basis of accounting which assume realization of assets and payments of liabilities in the ordinary course of business. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

Enstar Communications Corporation (ECC), the Corporate General Partner, continues to operate the Joint Venture's Pomme de Terre, Missouri cable television system, the Partnership's only remaining system, during the divestiture transactions for the benefit of the unit holders.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnerships. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the "Monticello System") for a total sale price of approximately $3 million.

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

After setting aside $500,000 to fund the Pomme de Terre, Missouri system's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with the partnership agreement. The Partnership made an initial distribution payment to the Partners of approximately $4.6 million in July 2003.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the unit holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unit holder approval.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200 subject to closing sale price adjustments, of which approximately $461,500 relates to the remaining cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. No management fees were paid by the Partnership during 2003 and 2002.

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $3,000 and $64,200 for the three months ended June 30, 2003 and 2002, respectively, and $60,800 and $128,100 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $800 and $16,100 during the three months ended June 30, 2003 and 2002, respectively, and $15,200 and $32,000 during the six months ended June 30, 2003 and 2002, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non- interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for the Partnership's and the Joint Venture's allocable share of the affiliates' costs. The total amount charged to the Joint Venture for these costs approximated $24,900 and $177,600 for the three months ended June 30, 2003 and 2002, respectively, and $183,800 and $359,200 for the six months ended June 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $18,400 and $312,000 for the three months ended June 30, 2003 and 2002, respectively, and $323,200 and $630,600 for the six months ended June 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition, which could in turn have a material adverse effect on the Partnership.

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

5. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of June 30, 2003 and December 31, 2002 and for the three and months ended June 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three and six months ended June 30, 2002.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the Joint Venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation. The estimated realizable value of the Monticello system exceeded the proceeds received from the sale of the system by $163,500 primarily as a result of post closing purchase price adjustments. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

Distributions from the Joint Venture to the Partnership were $70,000 and $0 during the three months ended June 30, 2003 and 2002, respectively, and $220,000 and $0 during the six months ended June 30, 2003 and 2002, respectively. Distributions of $5,750,000 were made from the Joint Venture to the Partnership in July 2003 as an initial distribution of net sales proceeds of the Monticello headend.

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                      June 30,     December 31,
                                                                        2003           2002
                                                                    ------------   ------------
                                                                    (Unaudited)
ASSETS:
   Cash and cash equivalents..................................... $  12,133,100  $   5,557,000
   Accounts receivable, net......................................       449,100        156,300
   Due from affiliates...........................................        13,600             --
   Prepaid expenses and other assets ............................        20,700         53,900
   Accrued net operating results through date of sale............            --        391,000
   Property, plant and equipment.................................       403,300      8,950,800
   Franchise cost................................................         9,800        291,000
                                                                    ------------   ------------
         Total assets............................................    13,029,600     15,400,000
                                                                    ------------   ------------

LIABILITIES:
   Accounts payable and accrued liabilities......................       177,400        799,800
   Due to affiliates.............................................            --      1,318,600
                                                                    ------------   ------------
          Total liabilities......................................       177,400      2,118,400
                                                                    ------------   ------------
NET ASSETS IN LIQUIDATION........................................ $  12,852,200  $  13,281,600
                                                                    ============   ============

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)

(Unaudited)

                                                                                  Three Months Ended    Six Months Ended
                                                                                     June 30, 2003        June 30, 2003
                                                                                  ------------------     --------------
Additions:
  Revenues...................................................................... $           75,000     $    1,521,000
  Interest income...............................................................             34,500             44,700
                                                                                  ------------------     --------------
      Total additions...........................................................            109,500          1,565,700
                                                                                  ------------------     --------------
Deductions:
  Service costs.................................................................             50,100            463,400
  General and administrative expenses...........................................             47,600            239,900
  General and partner management fees and reimbursed expenses...................             28,700            259,800
  Capital expenditures..........................................................                 --             37,500
  Distributions to venturers....................................................            140,000            440,000
  Estimated realizable value in excess of proceeds from sale of cable system....             58,300            163,500
                                                                                  ------------------     --------------
      Total deductions..........................................................            324,700          1,604,100
                                                                                  ------------------     --------------
  Recognition of accrued net operating results..................................                 --           (391,000)
                                                                                  ------------------     --------------
Net decrease in net assets in liquidation.......................................           (215,200)          (429,400)

NET ASSETS IN LIQUIDATION, beginning of period..................................         13,067,400         13,281,600
                                                                                  ------------------     --------------
NET ASSETS IN LIQUIDATION, end of period........................................ $       12,852,200     $   12,852,200
                                                                                  ==================     ==============

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Three Months Ended    Six Months Ended
                                                                     June 30, 2002        June 30, 2002
                                                                  ------------------    ----------------

REVENUES........................................................ $         1,605,900   $       3,203,300
                                                                  ------------------    ----------------

OPERATING EXPENSES:
   Service costs................................................             583,000           1,158,900
   General and administrative expenses..........................             216,800             453,500
   General partner management fees and reimbursed expenses......             257,900             519,300
   Depreciation and amortization................................             463,600             889,500
                                                                  ------------------    ----------------
                                                                           1,521,300           3,021,200
                                                                  ------------------    ----------------
     Operating income...........................................              84,600             182,100
                                                                  ------------------    ----------------
OTHER INCOME:
   Interest income..............................................              15,400              27,500
                                                                  ------------------    ----------------
                                                                              15,400              27,500
                                                                  ------------------    ----------------
     Net income................................................. $           100,000  $          209,600
                                                                  ==================    ================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Partnership's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Partnership's financial condition or results of operations.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The results of operations for the three and six months ended June 30, 2003 are presented on the liquidation basis of accounting and thus are not comparable to the results of operations for the three and six months ended June 30, 2002 which are presented on the historical cost basis.

General and administrative expenses decreased $27,900 from $29,800 to $1,900, or 93.6%, and $28,100 from $41,900 to $13,800, or 67.1%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease for the three and six month period was due to a decline in professional fees.

Other expense of $25,500 and $30,100 for the three and six months ended June 30, 2003, respectively, represent costs associated with the proposed sale of the Partnership's remaining cable system.

THE JOINT VENTURE

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the joint venturers for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted, as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a result of future operations of the Pomme de Terre system, the sale proceeds ultimately received for the Pomme de Terre system by the Joint Venture and adjustments if any to estimated costs of liquidation. The estimated realizable value of the Monticello system exceeded the proceeds received from the sale of the system by $163,500 primarily as a result of post closing purchase price adjustments. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The results of operations for the three and six months ended June 30, 2003 are presented on the liquidation basis of accounting and thus are not comparable to the results of operations for the three and six months ended June 30, 2002 which are presented on the historical cost basis.

The Joint Venture's revenues decreased $1,530,900 from $1,605,900 to $75,000, or 95.3%, and $1,682,300 from $3,203,300 to $1,521,000, or 52.5%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to a decline in the number of basic and premium service customers primarily as a result of the sale of the Monticello system on March 31, 2003. As of June 30, 2003 and 2002, the Joint Venture had approximately 800 and 13,700 basic service customers, respectively, and 100 and 2,200 premium service customers, respectively.

Service costs decreased $532,900 from $583,000 to $50,100, or 91.4%, and $695,500 from $1,158,900 to $463,400, or 60.0%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Monticello system on March 31, 2003.

General and administrative expenses decreased $169,200 from $216,800 to $47,600, or 78.0%, and $213,600 from $453,500 to $239,900, or 47.1%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to the sale of the Monticello system on March 31, 2003.

General partner management fees and reimbursed expenses decreased $229,200 from $257,900 to $28,700, or 88.9%, and $259,500 from $519,300 to $259,800, or 50.0%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to the sale of the Monticello system on March 31, 2003.

Depreciation and amortization expense decreased from $463,600 to $0 and from $889,500 to $0 for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. Depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income increased $19,100 from $15,400 to $34,500 and $17,200 from $27,500 to $44,700 for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The increase was primarily due to an increase in cash balances available for investment during the three and six months ended June 30, 2003 compared to the corresponding periods in 2002 due to the investment of proceeds from the sale of the Monticello system on March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

All of our cable television business operations, which began in January 1988, are conducted through our participation as a partner in the Joint Venture. We did not pay distributions to our partners during the three and six months ended June 30, 2003 and 2002. The Joint Venture paid $70,000 and $220,000 from its operations to us during the three and six months ended June 30, 2003, respectively.

Cash and cash equivalents decreased $1,900 from $56,800 at December 31, 2002 to $54,900 at June 30, 2003 primarily due to distributions of $220,000 received from the Joint Ventures offset by a repayment of $202,000 on the amounts due to affiliates. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $700 from $1,100 at December 31, 2001 to $400 at June 30, 2002 as a result of $700 of cash used by operating activities.

Our primary objective, having invested net offering proceeds in the Joint Venture, is to distribute to our partners all available cash from the sale of the Joint Venture's cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

An initial cash distribution of $4.6 million was made to the Limited Partners in July 2003 as a result of the cable system sales. Upon completion of the sale of the remaining cable system to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining net assets distributed to the Limited Partners and the Corporate General Partner.

THE JOINT VENTURE

Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, the Joint Venture's cash reserves will be insufficient to fund a comprehensive upgrade program. If the Joint Venture's system is not sold, it will need to rely on increased cash flow from operations or new sources of financing in order to meet its future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to the Joint Venture. If the Joint Venture is not able to attain such cash flow increases, or obtain new sources of borrowings, it will not be able to upgrade its cable system. As a result, the value of the Joint Venture's systems would likely be lower than that of systems built to a higher technical standard.

The Joint Venture had capital expenditures of $0 and $37,500 for the three and six months ended June 30, 2003, respectively and $45,100 and $504,600 for the three and six months ended June 30, 2002, respectively. The Corporate General Partner has continued to make capital expenditures necessary to maintain compliance with franchise agreements and be economically prudent. In 2002, the Joint Venture commenced a limited plant and technological upgrade to a small system digital solution. This effort was halted in the fourth quarter of 2002 upon entering into the asset purchase agreement with Telecommunications Management.

LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture's final cable systems and a plan of liquidation of the Joint Venture and the Partnerships. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the "Monticello System") for a total sale price of approximately $3 million.

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

After setting aside $500,000 to fund the Pomme de Terre, Missouri system's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with the partnership agreement. The Partnership made an initial distribution payment of approximately $4.6 million in July 2003.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale is a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. As of December 31, 2002, the Pomme de Terre system had approximately 6% of the total subscribers in the Joint Venture's systems. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unit holder approval.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable system in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $461,500 relates to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to equity in assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Distributions ultimately made to the partners upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended June 30, 2003.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition, which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls do provide such reasonable assurances.

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

2.3d

  Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On June 9, 2003 the registrant filed a current report on Form 8-K dated November 8, 2002 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: August 13, 2003

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

2.3d

Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith