Form 10-K
period 2003-12-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2004-04-14
CIK 805392

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-16789

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1713008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri 63131	(314) 965-055
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Units of Limited Partnership Interest	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant’s 59,830 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

The Exhibit Index is located at Page E-1.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

2003 FORM 10-K ANNUAL REPORT

This annual report on Form 10-K is for the year ended December 31, 2003. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us,” and “our” refers to Enstar Income/Growth Program Five-B, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Enstar Income/Growth Program Five-B, L.P., a Georgia limited partnership (the “Partnership”), was engaged in the ownership and operation of cable television systems in and around the cities of Greensburg, Russell Springs, Liberty, Monticello, and Cumberland, Kentucky, Jellico and Campbell County, Tennessee and Wheatland and Pomme de Terre, Missouri.

All of our cable television business operations were conducted through the Partnership’s participation as a co-general partner with a 50% interest in Enstar Cable of Cumberland Valley (the “Joint Venture”), the other general partner of which is also a limited partnership of which our Corporate General Partner is also the General Partner. The Joint Venture was formed in order to enable each of its partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of its financial resources. Because all of the Partnership’s operations were conducted through its participation in the Joint Venture, much of the discussion in this report relates to the Joint Venture and its activities. References to the Partnership include the Joint Venture, where appropriate.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. (the “Individual General Partner”). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc., also called Charter, a large cable operator, serving approximately 6.54 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses.

The principal executive offices of the Partnership and the Corporate General Partner are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. Charter has a website accessible at http://www.charter.com.

The Partnerships’ public filings are available from the Securities and Exchange Commission at 1-800-SEC-0330 or at Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at www.sec.gov.

Liquidation Basis Accounting and Sales of Cable Systems

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Joint Venture and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture’s final cable systems and a plan of liquidation of the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on

March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headend in Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headends, the Monticello System) for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale was a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Joint Venture entered into another side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Joint Venture entered into a third side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $461,500 related to the cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Joint Venture completed the Telecommunications Management Sale of its only remaining cable system for a total adjusted sales price of approximately $393,600 (approximately $550 per customer acquired), subject to post closing adjustments.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sales of the Monticello Systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2003 and 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2002 through November 30, 2002 and for the year ended December 31, 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership’s accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $4.6 million to the Limited Partners in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

Competition

Prior to the Telecommunications Management Sale, we faced competition in the areas of price, services and service reliability. Our key competitors included Direct Broadcast Satellite, broadcast television, traditional overbuilds, telephone companies and utilities, private cable and wireless distribution. Following the Telecommunications Management Sale, we ceased operations and therefore have no competition.

Employees

The various personnel required to operate our business up through the close of the Telecommunications Management Sale were employed by the Corporate General Partner, its subsidiary corporation, and Charter, the cost of which was charged directly to the Partnership. Following the Telecommunications Management Sale, we ceased operations and terminated the remaining employees of the Partnership.

ITEM 2. PROPERTIES.

All of our cable systems and the associated property leased or owned by them were sold effective August 31, 2003.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS.

Restrictions on Admission as Limited Partner

Our only remaining activities include settling our affairs in the normal course of liquidation and our only remaining assets consist of temporary investments in short-term securities and the right to receive certain escrowed amounts. In addition, there has historically been only limited trading in our limited partnership units and the units have never been listed or traded on a public securities exchange or on any similar trading facility. Therefore, in order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

The approximate number of equity security holders of record was 1,234 as of December 31, 2003.

Distributions

The amended Partnership Agreement generally provides that all cash distributions, as defined, be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions (“Capital Payback”). The Partnership Agreement also provides that all Partnership profits, gains, operational losses, and credits, all as defined, be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

Upon the disposition of substantially all of the Partnership’s assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. Due from affiliates as of December 31, 2003 includes $31,600 of negative capital account balances that are expected to be funded by the General Partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

We began making periodic cash distributions to the Limited Partners from operations in February 1988 and continued through March 1990. The distributions were funded primarily from distributions received by the Partnership from the Joint Venture. No distributions were made during 2002 or 2001. In 2003, we distributed $4.6 million to our partners from the proceeds received from the sale of our remaining cable systems.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

ITEM 6. SELECTED FINANCIAL DATA.

The table below presents selected financial data of the Partnership and of the Joint Venture for the five years ended December 31, 2003. This data should be read in conjunction with the Partnership’s and Joint Venture’s financial statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

     I. THE PARTNERSHIP

	For the period
	from January 1, 2002 to	Year Ended December 31,
	November 30,
	2002 (1)	2001	2000	1999
OPERATIONS STATEMENT DATA
Equity in net income of joint venture	$146,300	$62,200	$285,600	$199,200
Operating expenses	(60,300)	(61,000)	(102,400)	(41,600)
Interest expense	—	—	—	(200)

Net income	$86,000	$1,200	$183,200	$157,400

Per unit of limited partnership interest:
Net income	$1.42	$0.02	$3.03	$2.60

OTHER OPERATING DATA
Net cash from operating activities	$(24,000)	$(3,500)	$(14,700)	$(44,900)
Net cash from investing activities	$78,200	$—	$—	$64,000

	As of December 31,
	2001	2000	1999
BALANCE SHEET DATA
Total assets	$4,950,500	$4,891,800	$4,620,900
General Partners’ deficit	$(76,000)	$(76,000)	$(77,800)
Limited Partners’ capital	$4,875,500	$4,874,300	$4,692,900

(1) This information excludes the effect of the change to the liquidation basis of accounting.

		For the period from
	For the Year Ended	December 1, 2002 to
	December 31, 2003	December 31, 2002
CHANGES IN NET ASSETS IN LIQUIDATION DATA
Distribution from Joint Venture	$5,970,000	$—

Total additions	5,970,000	—

General and administrative expenses	18,000	10,000
Equity in changes in net assets of Joint Venture	6,000,500	800
Distribution to partners	4,561,400	—
Other	30,200	—

Total deductions	10,610,100	10,800

Net decrease in net assets in liquidation	$(4,640,100)	$(10,800)

	As of December 31,
	2003	2002
NET ASSETS IN LIQUIDATION DATA
Total assets	$1,853,200	$6,697,600
Net assets in liquidation	$1,837,700	$6,477,800

     II. ENSTAR CABLE OF CUMBERLAND VALLEY

	For the period
	from January 1,
	2002 to	Year Ended December 31,
	November 30,
	2002 (1)	2001	2000	1999
OPERATIONS STATEMENT DATA
Revenues	$5,792,400	$6,587,400	$6,539,500	$6,780,200
Operating expenses	(3,989,600)	(4,583,700)	(4,116,600)	(4,413,500)
Depreciation and amortization	(1,568,000)	(1,897,200)	(1,841,400)	(1,824,500)

Operating income	234,800	106,500	581,500	542,200
Interest income	57,900	90,200	43,900	37,600
Interest expense	—	(3,400)	(45,200)	(181,400)
Other expense	(100)	(68,900)	(9,000)	—

Net income	$292,600	$124,400	$571,200	$398,400

Distributions paid to venturers	$156,400	$—	$—	$128,000

OTHER OPERATING DATA
Net cash from operating activities	$2,341,100	$2,924,500	$1,820,100	$2,162,800
Net cash from investing activities	$(1,063,900)	$(856,600)	$(567,800)	$(570,100)
Net cash from financing activities	$(156,400)	$—	$—	$(1,128,000)
Capital expenditures	$1,061,300	$818,400	$547,600	$558,600

	As of December 31,
	2001	2000	1999
BALANCE SHEET DATA
Total assets	$11,317,400	$10,665,600	$10,521,800
Venturers’ capital	$9,898,800	$9,744,400	$9,203,200

     (1) This information excludes the effect of the change to the liquidation basis of accounting.

		For the period from
	For the Year Ended	December 1, 2002 to
	December 31, 2003	December 31, 2002
CHANGES IN NET ASSETS IN LIQUIDATION DATA
Revenue	$1,568,900	$497,900
Interest income	45,900	6,000

Total additions	1,614,800	503,900

Operating expenses	985,000	372,800
Other expenses	—	6,800
Capital expenditures	37,500	63,000
Distributions to venturers	11,940,000	—
Excess of net book value of cable systems over net proceeds	262,300	—

Total deductions	13,224,800	442,600

Recognition of accrued net operating results	(391,000)	(62,900)

Net decrease in net assets in liquidation	$(12,001,000)	$(1,600)

	As of December 31,
	2003	2002
NET ASSETS IN LIQUIDATION DATA
Total assets	$1,402,100	$15,400,000
Net assets in liquidation	$1,280,600	$13,281,600

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and costs required to liquidate the Partnership, as discussed more fully elsewhere in this Report

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sales of the Monticello System and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2003 and 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2002 through November 30, 2002 and for the year ended December 31, 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership’s accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

All of our cable television business operations were conducted through our participation as a partner with a 50% interest in Enstar Cable of Cumberland Valley (the Joint Venture). Our participation was equal to our affiliated partner (Enstar Income/Growth Program Five-A, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

Critical Accounting Estimates

As discussed above, the financial statements are presented on the liquidation basis of accounting as of December 31, 2003 and 2002 and for the year ended December 31, 2003. These financial statements include estimates regarding the estimated costs to liquidate the partnership and the ultimate resolution of various items accrued for in the financial statements as well as post closing adjustments to sale proceeds received by the Partnership. No assurance can be given as to the amount of final distributions to be made to the partners.

Results of Operations

     The Partnership

The Partnership operated its Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and the sales of the Monticello Systems discussed above. In addition, the Partnership changed to the liquidation basis of accounting on November 30, 2002. Accordingly, no discussion of operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at December 31, 2003 were $1,837,700, consisting of current assets of $1,853,200, offset by current liabilities of $15,500. The net change in net assets in liquidation for year ended December 31, 2003 was a decrease of $4,640,100, which was primarily due to distributions to partners of $4,561,400.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For purposes of this analysis, the periods from January 1, 2002 to November 30, 2002 and December 1, 2002 to December 31, 2002 are combined to aid comparability of periods.

Operating expenses increased $9,300 from $61,000 to $70,300, or 15.2%, for the year ended December 31, 2002, respectively, compared to the year ended December 30, 2001. The increase was primarily due to an increase in professional fees.

     The Joint Venture

The Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and the sales of the Monticello Systems discussed above. In addition, the Joint Venture changed to the liquidation basis of accounting on November 30, 2002. Accordingly, no discussion of operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 has been provided as such analysis is not relevant.

Net assets in liquidation at December 31, 2003 were $1,280,600, consisting of current assets of $1,402,100, offset by current liabilities of $121,500. The net change in net assets in liquidation for year ended December 31, 2003 was a decrease of $12,001,000, which was primarily due to distributions to Limited Partners of $11,940,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For purposes of this analysis, the periods from January 1, 2002 to November 30, 2002 and December 1, 2002 to December 31, 2002 are combined to aid comparability of periods.

The Joint Venture’s revenues decreased $297,100 from $6,587,400 to $6,290,300, or 4.5%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was primarily due to a decline in basic and premium service customers. As of December 31, 2002 and 2001, the Joint Venture had approximately 12,500 and 14,000 basic customers and 1,800 and 3,400 premium service units, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices.

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

Liquidity and Capital Resources

     The Partnership

Cash and cash equivalents increased $1,132,500 from $56,800 at December 31, 2002 to $1,189,300 at December 31, 2003 primarily due to distributions of $5,970,000 received from the Joint Venture offset by distributions of $4,561,400 to partners. Cash and cash equivalents increased $55,700 from $1,100 at December 31, 2001 to $56,800 at December 31, 2002 primarily as a result of $78,200 in distributions from the Joint Venture offset by cash used by operating activities.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible. The Partnership made an initial distribution payment to the partners of approximately $4.6 million in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

     The Joint Venture

Cash and cash equivalents decreased $4,433,900 from $5,557,000 at December 31, 2002 to $1,123,100 at December 31, 2003 primarily due to distributions of $11,940,000 to the joint venturers and repayments on amounts due to affiliates of $2,933,500 offset by proceeds from the sales of the Monticello systems of approximately $9.0 million. Cash and cash equivalents increased $1,256,500 from $4,300,500 at December 31, 2001 to $5,557,000 at December 31, 2002 primarily as a result of cash provided by operating activities offset by capital expenditures.

The Joint Venture had capital expenditures of $37,500 for the year ended December 31, 2003 and $1,061,300 for the period from January 1, 2002 to November 30, 2002. In 2002, the Joint Venture commenced a limited plant and technological upgrade to a small system digital solution necessary to maintain compliance with franchise agreements. This effort was halted in the fourth quarter of 2002 upon entering into the asset purchase agreements for the sales of the remaining cable systems.

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

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its

Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to material market risks associated with financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation.

The directors and executive officers of the Corporate General Partner as of December 31, 2003, all of whom have their principal employment in a comparable position with Charter (except Paul Allen who is a director of Charter and not the Corporate General Partner), are named below:

NAME	POSITION
Paul G. Allen	Chairman of the Board of Directors of Charter
Carl E. Vogel	President and Chief Executive Officer
Margaret “Maggie” A. Bellville	Executive Vice President – Chief Operating Officer
Derek Chang	Executive Vice President of Finance and Strategy
Thomas A. Cullen	Senior Vice President of Advanced Services and Business Development
Wayne H. Davis	Senior Vice President, Engineering and Technical Operations
Michael P. Huseby	Executive Vice President – Chief Financial Officer
Michael J. Lovett	Senior Vice President, Operations Support
Paul E. Martin	Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)
Steven A. Schumm	Director of the Corporate General Partner, Executive Vice President – Chief Administrative Officer
Curtis S. Shaw	Executive Vice President, General Counsel and Secretary

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter’s acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Paul G. Allen, 50, has been Chairman of the board of directors of Charter since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in TechTV, Inc., DreamWorks LLC, and Oxygen Media. In addition, he is a director of TechTV, Inc., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III, Inc. and numerous privately held companies.

Carl E. Vogel, 46, has been a director, President and Chief Executive Officer of Charter since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a Senior Vice President of Liberty Media Corp. from November 1999 until October 2001, and Chief Executive Officer of Liberty Satellite and Technology, a distributor of Internet data and other content via satellite, from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, when the business of Primestar Inc. was sold, Mr. Vogel served as Chairman and Chief Executive Officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director and member of the Executive Committee of the National Cable & Telecommunications Association, CableLabs and Digeo, Inc. and serves as a director of Women in Cable and Telecommunications. Mr. Vogel holds a B.S. degree in Finance and Accounting from St. Norbert College. His employment agreement provides that he will serve on the board of directors of Charter.

Margaret “Maggie” A. Bellville, 50, Executive Vice President and Chief Operating Officer. Before joining Charter in December, 2002, Ms. Bellville was President and Chief Executive Officer of Incanta Inc., a technology-based streaming content company from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. Prior to that, she worked for six years at Cox Communications, beginning in 1995 as Vice President of Operations, she advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School’s Advanced Management Program. She currently serves on the Cable and Television Association for Marketing Education Foundation.

Derek Chang, 36, Executive Vice President of Finance and Strategy. Prior to joining Charter, Mr. Chang was Executive Vice President of the Yankees Entertainment and Sports (YES) Network, a regional sports programming network in New York where he headed corporate development and financing activities from the company’s inception in 2001 until January 2003. Prior to joining YES, he was the Chief Financial Officer and Co-Chief Operating Officer of GlobalCenter, the web hosting subsidiary of Global Crossing. Mr. Chang worked for TCI Communications/AT&T Broadband in Denver from 1997 to 2000, ultimately as Executive Vice President of Corporate Development, where he directed mergers and acquisitions activities and managed a multibillion dollar portfolio of cable joint ventures. He was with InterMedia Partners in San Francisco from 1994 to 1997 where he held a number of positions and was ultimately Treasurer. Mr. Chang received a B.A. degree from Yale University and an M.B.A. from the Stanford University Graduate School of Business.

Thomas A. Cullen, 44, Senior Vice President of Advanced Services and Business Development. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector. From March 1997 to June 2000, Mr. Cullen was President of MediaOne Ventures. Prior to that, Mr. Cullen served in several capacities with MediaOne Internet Services including Vice President from April 1998 to June 2000 and Vice President of Business Development from September 1995 to March 1997. Mr. Cullen is a member of the board of directors of SportsLine USA, and a member of the Colorado State University Global Leadership Council. Mr. Cullen is a graduate of Northern Arizona University with a B.S. degree in Business Administration. He earned a Master of Business Administration from the University of Colorado, and he participated in a University of Pennsylvania, Wharton School Executive Program.

Wayne H. Davis, 50, Senior Vice President, Engineering and Technical Operations. Prior to becoming Senior Vice President, Engineering and Technical Operations, Mr. Davis was Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, the held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as an advisory board member of Cedar Point Communications, and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Michael P. Huseby, 49, Executive Vice President and Chief Financial Officer. Mr. Huseby was Executive Vice President of Finance and Administration and Chief Financial Officer of AT&T Broadband from 1999 until its merger with Comcast in 2002. Prior to joining Charter in January 2004, he served as a consultant to Comcast and to Charter as President and founder of MPH Associates Inc., a privately held management and information technology firm providing consulting services to broadband industry clients. For ten years prior to joining AT&T, Mr. Huseby was a partner in the professional services firm of Andersen Worldwide. Mr. Huseby graduated from the University of Colorado at Boulder with a degree in Business Administration.

Michael J, Lovett, 42, Senior Vice President, Operations Support. Mr. Lovett joined Charter in August of 2003. Prior to joining Charter, Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSource, Inc., a startup delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions.

Paul E. Martin, 43, Senior Vice President, Corporate Controller, Principal Financial Officer and Principal Accounting Officer. Prior to his promotion to his current position in April 2002, Mr. Martin was Vice President and

Corporate Controller of Charter from March 2000. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in Accounting from the University of Missouri — St. Louis.

Steven A. Schumm, 51, Executive Vice President and Chief Administrative Officer. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was a partner of Ernst & Young LLP for 14 years where he was Managing Partner of Ernst & Young’s St. Louis office and a member of the Ernst & Young National Tax Committee. Mr. Schumm joined Ernst & Young in 1974 and served in a variety of capacities during his years with the firm. Mr. Schumm earned a B.S. degree in Business Administration from Saint Louis University. Mr. Schumm served as Interim Chief Financial Officer of Charter from December 2002 to January 2004.

Curtis S. Shaw, 55, Executive Vice President, General Counsel and Secretary. Mr. Shaw was promoted to Executive Vice President in October 2003. Prior to joining Charter Investment as Senior Vice President, General Counsel and Secretary in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree with honors in Economics from Trinity College and a J.D. degree from Columbia University School of Law.

The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

Code of Ethics

In January, 2003, we adopted a Code of Conduct that is a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is incorporated by reference as Exhibit 14.1 to this annual report.

ITEM 11. EXECUTIVE COMPENSATION.

Management Fee

The Partnership has a management agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly-owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages the Joint Venture’s systems and provides all operational support for the Joint Venture’s activities. For these services, Enstar Cable receives a management fee of 4% of the Joint Venture’s gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, the Joint Venture is required to distribute 1% of its gross revenues to the Corporate General Partner for its interest as the Corporate General Partner of the Partnership. In addition, the Joint Venture reimburses Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The Management Agreement also requires the Partnership to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. (“Falcon”) to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, the Joint Venture received system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. The Joint Venture reimburses the affiliates for its allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

For the fiscal year ended December 31, 2003, Enstar Cable charged the Joint Venture management fees of approximately $62,800. In addition, the Corporate General Partner charged the Joint Venture approximately $15,700 relative to its 1% special interest for system operating management services and direct expenses. In addition, programming services were purchased through Charter. The Joint Venture was charged approximately $335,200 for these programming services for the year ended December 31, 2003.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2003, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

	Amount and Nature of
	Beneficial Ownership
Name and Address	Sole Voting and	Shared Voting and
of Beneficial Owner	Dispositive Power	Dispositive Power	Percent of Class
Madison Avenue Investment Partners, LLC P.O. Box 7533 Incline Village, NV 89452	0	2,933 [1]	9.8%

1 Amount and percent of beneficial ownership listed is based on information received from the Partnership’s transfer agent, Gemisys Financial Services. Madison Avenue Investment Partners, LLC (“Madison”) controls various entities that own limited partnership units (“Units”) of Enstar Five-B, none of which, on its own, owns 5% or more of the units.

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2003, the common membership units of Charter Communications Holding Company, LLC are owned 46% by Charter, 19% by Vulcan Cable III Inc., and 35% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 10% of the outstanding capital stock of Charter and controls approximately 92.8% of the voting power of Charter’s common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Services

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation (“ECC”) from Falcon Holding Group, L.P. (“Falcon”) and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

Pursuant to the Management Agreement between the Joint Venture and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Joint Venture’s operations. This Management Agreement provides that the Joint Venture shall pay management fees equal to 4% of the Joint Venture’s gross receipts from customers and 1% to the Corporate General Partner representing its special interest in the Joint Venture. In addition, Enstar Cable Corporation is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Joint Venture would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Joint Venture’s systems, and an allocable shares of costs associated with facilities required to manage the Joint Venture’s systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Joint Venture.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter’s management costs, which is less than the fee permitted by the existing agreement. In addition, the Joint Venture was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Joint Venture at Charter’s actual cost. For the year ended December 31, 2003, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Joint Venture were $199,000. In addition, programming services are purchased through Charter. The Joint Venture was charged approximately $335,200 for these programming services for the year ended December 31, 2003.

Conflicts of Interest

The Partnership and the Joint Venture rely upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. “Executive Compensation” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter may continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership’s affairs.

Fiduciary Responsibility and Indemnification of the General Partners

The Partnership Agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the Partnership Agreement if the General Partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the Partnership Agreement provides that the General Partners will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the Corporate General Partner determines, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and other persons determined by the Corporate General Partner against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During the years ended December 31, 2003 and 2002, we paid KPMG LLP (“KPMG”) aggregate fees and related expenses for the audit of our financial statements for the year and for the reviews of our interim financial statements of approximately $24,800 and $44,500, respectively.

The Sole Director of our Corporate General Partner functions as our Audit Committee. As such, the Sole Director appoints, retains, compensates and oversees the registered public accountants and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. The Sole Director approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, the Sole Director reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

The Sole Director oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to the Sole Director in its Audit Committee function. In performing this function, the Sole Director undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of an audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements

Reference is made to the Index to Financial Statements on page F-1.

2.	Financial Statement Schedules

Reference is made to the Index to Financial Statements on page F-1.

3.	Exhibits

Reference is made to the Exhibits Index on Page E-1.

(b)	Reports on Form 8-K

With respect to any information furnished under Item 9 of any Report on Form 8-K listed below, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed “filed” under the Exchange Act.

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

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

	By:	Enstar Communications Corporation,
Corporate General Partner

Dated: April 13, 2004		By:	/s/ Steven A. Schumm

Steven A. Schumm
Director, Executive Vice President and
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2004	By:	/s/ Steven A. Schumm

Steven A. Schumm
Director, Executive Vice President and
Chief Administrative Officer
(Principal Executive Officer) *

Dated: April 13, 2004	By:	/s/ Paul E. Martin

Paul E. Martin
Senior Vice President and Corporate
Controller (Principal Financial
Officer and Principal Accounting
Officer) *

*	Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Enstar Income/Growth Program Five-B, L.P.:

We have audited the accompanying statements of net assets in liquidation as of December 31, 2003 and 2002 and statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002 of Enstar Income/Growth Program Five-B, L.P. (a Georgia limited partnership) (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the period from January 1, 2002 through November 30, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income/Growth Program Five-B, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of November 30, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income/Growth Program Five-B, L.P. as of December 31, 2003 and 2002, the changes in its net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 12, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
       Enstar Income/Growth Program Five-B, L.P.:

We have audited the accompanying balance sheets of Enstar Income/Growth Program Five-B, L.P. (a Georgia limited partnership) as of December 31, 2001, and the related statements of operations, partnership capital (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
Assets:
Cash and cash equivalents	$1,189,300	$56,800
Due from affiliates	23,600	—
Equity in net assets of Joint Venture	640,300	6,640,800

Total assets	1,853,200	6,697,600

Liabilities:
Accounts payable and accrued expenses	15,500	27,800
Due to affiliates	—	192,000

Total liabilities	15,500	219,800

NET ASSETS IN LIQUIDATION
General Partners	—	15,100
Limited Partners	1,837,700	6,462,700

	$1,837,700	$6,477,800

See accompanying notes to financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)

		For the period from
	For the Year Ended	December 1, 2002 to
	December 31, 2003	December 31, 2002
Additions:
Distribution from Joint Venture	$5,970,000	$—

Total additions	5,970,000	—

Deductions
General and administrative expenses	18,000	10,000
Equity in changes in net assets in liquidation of Joint Venture	6,000,500	800
Distribution to partners	4,561,400	—
Other	30,200	—

Total deductions	10,610,100	10,800

Net decrease in net assets in liquidation	(4,640,100)	(10,800)
NET ASSETS IN LIQUIDATION, beginning of period	6,477,800	6,488,600

NET ASSETS IN LIQUIDATION, end of period	$1,837,700	$6,477,800

See accompanying notes to financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

STATEMENTS OF OPERATIONS

	Period from
	January 1, 2002 to	Year Ended
	November 30, 2002	December 31, 2001
	(see Note 2)
EQUITY IN NET INCOME OF JOINT VENTURE	$146,300	$62,200
OPERATING EXPENSES:
General and administrative expenses	(54,700)	(61,000)
Other expense	(5,600)	—

	(60,300)	(61,000)

NET INCOME	$86,000	$1,200

NET INCOME ALLOCATED TO GENERAL PARTNERS	$900	$—

NET INCOME ALLOCATED TO LIMITED PARTNERS	$85,100	$1,200

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST	$1.42	$0.02

AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD	59,830	59,830

See accompanying notes to financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

	General	Limited
	Partners	Partners	Total
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2001	$(76,000)	$4,874,300	$4,798,300
Net income	—	1,200	1,200

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001	$(76,000)	$4,875,500	$4,799,500
Net income	900	85,100	86,000

PARTNERSHIP CAPITAL (DEFICIT), November 30, 2002	(75,100)	4,960,600	4,885,500
Effects of change to liquidation basis (see Note 2)	90,300	1,512,800	1,603,100

NET ASSETS IN LIQUIDATION, November 30, 2002	$15,200	$6,473,400	$6,488,600

See accompanying notes to financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

STATEMENTS OF CASH FLOWS

	Period from
	January 1, 2002 to	Year ended
	November 30, 2002	December 31, 2001
	(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,000	$1,200
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of joint venture	(146,300)	(62,200)
Changes in:
Accounts payable, accrued expenses and due to affiliates	36,300	57,500

Net cash from operating activities	(24,000)	(3,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution from joint venture	78,200	—

Net cash from investing activities	78,200	—

Net increase (decrease) in cash	54,200	(3,500)
CASH, beginning of the period	1,100	4,600

CASH, end of the period	$55,300	$1,100

See accompanying notes to financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION

Enstar Income/Growth Program Five-B, L.P. is a Georgia limited partnership (the “Partnership”) whose principal business is derived from its 50% ownership interest in the operations of Enstar Cable of Cumberland Valley, a Georgia general partnership (the “Joint Venture”). The financial statements include the operations of the Partnership and its equity ownership interest in the Joint Venture. The separate financial statements of the Joint Venture are included in this report on Form 10-K, and should be read in conjunction with these financial statements.

The Partnership was formed on September 4, 1986 by a partnership agreement, as amended (the “Partnership Agreement”), to acquire, construct or improve, develop, and operate cable television systems in various locations in the United States. The Partnership Agreement provided for Enstar Communications Corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On November 12, 1999, Charter Communications Holding Company, LLC, an entity controlled by Charter Communications, Inc. (“Charter”), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. (“Falcon”), the entity that provided management and certain other services to the Partnership. Charter is a large cable operator, serving approximately 6.54 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership’s cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

2.	LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Joint Venture and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades were made, the Corporate General Partner projected that if the Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Venture would not have been able to recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not have been economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture’s final cable systems and a plan of liquidation for the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale was a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Joint Venture entered into another side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Joint Venture entered into a third side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $461,500 related to the cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Joint Venture completed the Telecommunications Management Sale of its only remaining cable system for a total adjusted sales price of approximately $393,600 (approximately $550 per customer acquired), subject to post closing adjustments.

The Partnership finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain partner approval for the sales of the Monticello Systems and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2003 and 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2002 to November 30, 2002 and for the year ended December 31, 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to equity in net assets of joint venture of $1.6 million. In addition, estimated accrued costs of liquidation of $20,900 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Partnership. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership’s accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $4.6 million to the Limited Partners in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Accounting

As discussed in Note 2, the financial statements as of December 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002 is presented on a different basis of accounting than the financial statements for the period from January 1, 2002 to November 30, 2002 and for the year ended December 31, 2001, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Investment in Joint Venture

The Partnership’s investment and share of the income or loss in the Joint Venture is accounted for on the equity method of accounting.

Income Taxes

As a Partnership, Enstar Income/Growth Program Five-B, L.P. pays no federal income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the General Partners and the Limited Partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership’s assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2003 and 2002, the book basis of the Partnership’s investment in the Joint Venture exceeds its tax basis by approximately $897,800 and $1,810,700, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2003 in the financial statements is approximately $1,744,300 less than tax income primarily as a result of differences between the Partnership’s share of the Joint Venture’s tax gain on sale of cable systems versus the Partnership’s share of the Joint Venture’s book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences for the years ended December 31, 2002 and 2001 is approximately $112,800 and $408,600 less than tax income or loss for the same period, respectively. The difference is principally due to timing differences in depreciation and amortization expense reported by the Joint Venture.

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
DECEMBER 31, 2003, 2002 AND 2001

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

4.	PARTNERSHIP MATTERS

The amended Partnership Agreement generally provides that all cash distributions, as defined, be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions (“Capital Payback”). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 10% of their initial investments less any distributions from previous system sales or refinancing of systems. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

Upon the disposition of substantially all of the Partnership’s assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. Due from affiliates as of December 31, 2003 includes $31,600 of negative capital account balances that are expected to be funded by the General Partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

The Partnership’s operating expenses and distributions to partners are funded primarily from distributions received from the Joint Venture.

5.	EQUITY IN NET ASSETS OF JOINT VENTURE

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P. (collectively, the “Venturers”), each own 50% of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. The Joint Venture had net income of $292,600 and $124,400 for the period from January 1, 2002 to November 30, 2002 and year ended December 31, 2001, respectively, of which $146,300 and $62,200, respectively, was allocated to the Partnership. The Joint Venture had a decrease in net assets in liquidation of $12,001,000 and $1,600 for the year ended December 31, 2003 and for the period from December 31, 2002 to December 31, 2002, of which $6,000,500 and $800, respectively, was allocated to the Partnership. The operations of the Joint Venture are significant to the Partnership and its financial statements included elsewhere in this annual report should be read in conjunction with these financial statements.

6.	TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly owned subsidiary of the Corporate General Partner pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable. The Partnership did not own or

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

operate any cable television operations in 2003 other than through its investment in the Joint Venture. No management fees were paid by the Partnership during 2003, 2002 and 2001.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership’s allocable share of Enstar Cable’s operational costs. No reimbursable expenses were incurred on behalf of the Partnership during 2003, 2002 and 2001.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

INDEPENDENT AUDITORS’ REPORT

To the Venturers of
Enstar Cable of Cumberland Valley:

We have audited the accompanying statements of net assets in liquidation as of December 31, 2003 and 2002, and the related statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002 of Enstar Cable of Cumberland Valley (a Georgia general partnership) (see Note 2). We have also audited the statements of operations, venturers’ capital and cash flows for the period from January 1, 2002 to November 30, 2002. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Five-B, L.P. have approved a plan of liquidation. Accordingly, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of November 30, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Cable of Cumberland Valley as of December 31, 2003 and 2002, the changes in its net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to November 30, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 12, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
Enstar Cable of Cumberland Valley:

We have audited the accompanying balance sheet of Enstar Cable of Cumberland Valley (a Georgia general partnership) as of December 31, 2001, and the related statements of operations, venturers’ capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

ENSTAR CABLE OF CUMBERLAND VALLEY

STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS:
Cash and cash equivalents	$1,123,100	$5,557,000
Accounts receivable	—	156,300
Prepaid expenses and other assets	—	53,900
Accrued net operating results through date of sale	—	391,000
Property, plant and equipment	—	8,950,800
Franchise cost	—	291,000
Escrow deposits	279,000	—

Total assets	1,402,100	15,400,000

LIABILITIES:
Accounts payable and accrued liabilities	68,900	799,800
Due to purchaser	24,600	—
Due to affiliates	28,000	1,318,600

Total liabilities	121,500	2,118,400

NET ASSETS IN LIQUIDATION	$1,280,600	$13,281,600

See accompanying notes to financial statements.

ENSTAR CABLE OF CUMBERLAND VALLEY

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)

		For the period from
	For the Year Ended	December 1, 2002 to
	December 31, 2003	December 31, 2002
Additions:
Revenue	$1,568,900	$497,900
Interest income	45,900	6,000

Total additions	1,614,800	503,900

Deductions:
Service costs	484,400	206,600
General and administrative expenses	223,100	90,600
General partner management fees and reimbursed expenses	277,500	75,600
Capital expenditures	37,500	63,000
Distributions to venturers	11,940,000	—
Excess of net book value of cable systems over net proceeds	262,300	—
Other expenses	—	6,800

Total deductions	13,224,800	442,600

Recognition of accrued net operating results	(391,000)	(62,900)

Net decrease in net assets in liquidation	(12,001,000)	(1,600)
NET ASSETS IN LIQUIDATION, beginning of period	13,281,600	13,283,200

NET ASSETS IN LIQUIDATION, end of period	$1,280,600	$13,281,600

See accompanying notes to financial statements.

ENSTAR CABLE OF CUMBERLAND VALLEY

STATEMENTS OF OPERATIONS

	Period from
	January 1,
	2002 through	Year Ended
	November 30, 2002	December 31, 2001
	(See Note 2)
REVENUES	$5,792,400	$6,587,400

OPERATING EXPENSES:
Service costs	2,215,100	2,347,800
General and administrative expenses	836,800	1,047,200
General partner management fees and reimbursed expenses	937,700	1,188,700
Depreciation and amortization	1,568,000	1,897,200

	5,557,600	6,480,900

Operating income	234,800	106,500

OTHER INCOME (EXPENSE):
Interest income	57,900	90,200
Interest expense	—	(3,400)
Other expense	(100)	(68,900)

	57,800	17,900

Net income	$292,600	$124,400

See accompanying notes to financial statements.

ENSTAR CABLE OF CUMBERLAND VALLEY

STATEMENTS OF VENTURERS’ CAPITAL

FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2002 AND
YEAR ENDED DECEMBER 31, 2001

	Enstar	Enstar
	Income/Growth	Income/Growth
	Program	Program
	Five-A, L.P.	Five-B, L.P.	Total
PARTNERSHIP CAPITAL, January 1, 2001	$4,887,200	$4,887,200	$9,774,400
Net income	62,200	62,200	124,400

PARTNERSHIP CAPITAL, December 31, 2001	4,949,400	4,949,400	9,898,800
Net income	146,300	146,300	292,600
Distributions	(78,200)	(78,200)	(156,400)

PARTNERSHIP CAPITAL, November 30, 2002	5,017,500	5,017,500	10,035,000
Effects of change to liquidation basis (see Note 2)	1,624,100	1,624,100	3,248,200

NET ASSETS IN LIQUIDATION, November 30, 2002	$6,641,600	$6,641,600	$13,283,200

See accompanying notes to financial statements.

ENSTAR CABLE OF CUMBERLAND VALLEY

STATEMENTS OF CASH FLOWS

	Period from
	January 1, 2002 to	Year ended
	November 30, 2002	December 31, 2001
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292,600	$124,400
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,568,000	1,897,200
Changes in:
Accounts receivable, prepaid expenses and other assets	14,100	119,100
Accounts payable, accrued liabilities and due to affiliates	466,400	783,800

Net cash from operating activities	2,341,100	2,924,500

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,061,300)	(818,400)
Change in intangible assets	(2,600)	(38,200)

Net cash from investing activities	(1,063,900)	(856,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(156,400)	—

Net cash from financing activities	(156,400)	—

NET INCREASE IN CASH	1,120,800	2,067,900
CASH, beginning of period	4,300,500	2,232,600

CASH, end of period	$5,421,300	$4,300,500

See accompanying notes to financial statements.

ENSTAR CABLE OF CUMBERLAND VALLEY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

1. ORGANIZATION

Enstar Cable of Cumberland Valley (the “Joint Venture”) was formed under the terms of a general partnership agreement (the “Partnership Agreement”) effective January 11, 1988, between Enstar Income/Growth Program Five-A, L.P. and Enstar Income/Growth Program Five-B, L.P. (the “Venturers” or the “Partnerships”), which are two limited partnerships sponsored by Enstar Communications Corporation (the “Corporate General Partner”). The Joint Venture was formed to pool the resources of the two limited partnerships to acquire, construct, improve, develop and operate cable television systems.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. (“Charter”), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. (“Falcon”), the entity that provided management and certain other services to the Partnership. Charter is a large cable operator, serving approximately 6.54 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Joint Venture. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Venture’s cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Joint Venture and its operations.

Under the terms of the Partnership Agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

The financial statements do not give effect to any assets that the Venturers may have outside of their interest in the Joint Venture, nor to any obligations of the Venturers, including income taxes.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Joint Venture and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnerships and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Venture’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Joint Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although, certain limited upgrades have been made, the Corporate General Partner projected that if the Joint Venture made the additional comprehensive upgrades deemed necessary, the Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

In March 2003, a majority of the Limited Partners of the Venturers approved the sale of the Joint Venture’s final cable systems and a plan of liquidation of the Joint Venture and the Partnership. On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million.

On November 8, 2002, the Joint Venture entered into an asset purchase agreement providing for the sale of the Pomme de Terre, Missouri headend to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $502,800 (approximately $599 per customer acquired). This sale was a part of a larger transaction in which the Joint Venture and eight other affiliated partnerships (which, together with the Joint Venture are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals. The Partnership Agreement gives the general partners the authority to sell insubstantial portions of the property and assets of the Partnership without unitholder approval.

On February 6, 2003, the Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of that portion of the system serving communities in and around Pomme de Terre, Missouri to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Joint Venture entered into another side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Joint Venture entered into a third side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $461,500 related to the cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Joint Venture completed the Telecommunications Management Sale of its only remaining cable system for a total adjusted sales price of approximately $393,600 (approximately $550 per customer acquired), subject to post closing adjustments.

The Joint Venture finalized its proposed plan of liquidation on November 30, 2002 in connection with the filing of a proxy to obtain approval of the Limited Partners of the Venturers for the sale of the Venture’s final cable systems and the subsequent liquidation and dissolution of the Venture and the Partnerships. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Joint Venture changed its basis of accounting to the liquidation basis as of November 30, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 and 2003 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. The statements of operations, venturers’ capital and cash flows for the period from January 1, 2002 through November 30, 2002 have been presented on a going concern basis of accounting and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $2.9 million and a recognition of an asset for expected operating results for the Monticello system through the date of sale (March 31, 2003) of $454,000. Assets for the Pomme de Terre system were not adjusted as the amounts were not estimable due to uncertainties surrounding the ultimate sale of that system. In addition, estimated accrued costs of liquidation of $100,800 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sales of the systems but prior to final dissolution of the Joint Venture. Distributions ultimately made to the Venturers upon liquidation will differ from the amounts recorded in the accompanying statement of net assets in liquidation as a

ENSTAR CABLE OF CUMBERLAND VALLEY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

result of post closing adjustments to the sale proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

The Corporate General Partner’s intention is to terminate the Joint Venture as expeditiously as possible. The Partnership made an initial distribution payment of $4.6 million to the Limited Partners in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Accounting

As discussed in Note 2, the financial statements as of December 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period from December 1, 2002 to December 31, 2002 is presented on a different basis of accounting than the financial statements for the period from January 1, 2002 to November 30, 2002 and for the year ended December 31, 2001, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Cash Equivalents

The Joint Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

Cable distribution systems	5-15 years
Vehicles	3 years
Furniture and equipment	5-7 years
Leasehold improvements	Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management’s best estimate of the useful lives of the franchise and assumes substantially all of those franchises that expire during the period will be renewed by the Joint Venture. Amortization expense related to franchises for the period from January 1, 2002 through November 30, 2002, and for the year ended December 31, 2001 was $95,500 and $239,700, respectively.

Long-Lived Assets

Prior to the sale of its remaining cable systems, the Joint Venture reviewed its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum

ENSTAR CABLE OF CUMBERLAND VALLEY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services were recognized as services were provided. Advertising revenues were recognized when commercials were broadcast. Installation revenues were recognized to the extent of direct selling costs incurred. The remainder, if any, was deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002 and 2001, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Joint Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Joint Venture’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

The Joint Venture pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Joint Venture are passed through to the Venturers. Nominal taxes are assessed by certain state jurisdictions. The basis in the Joint Venture’s assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2003 and 2002, the book basis of the Joint Venture’s net assets exceeds its tax basis by approximately $0. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2003 in the financial statements is approximately $3,508,800 less than tax income primarily as a result of differences between the tax gain on sale of cable systems versus the book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences for the years ended December 31, 2002 and 2001 is approximately $202,700 and $847,000 less than tax income or loss for the same period. The difference is principally due to timing differences in depreciation and amortization expense.

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

4. PROPERTY, PLANT AND EQUIPMENT

All remaining property, plant and equipment was sold in 2003. Depreciation expense for the period from January 1, 2002 through November 30, 2002, and for the year ended December 31, 2001 was $1,472,500 and $1,581,700, respectively. As a result of the change to the liquidation basis of accounting an adjustment of $2.9 million was made to cable distribution systems to reflect such assets at estimated realizable value of $8,950,800 at December 31, 2002.

5. CREDIT FACILITY

ENSTAR CABLE OF CUMBERLAND VALLEY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

The Joint Venture was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured and was repaid on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full.

6. COMMITMENTS AND CONTINGENCIES

The Joint Venture is involved from time to time in routine legal matters and other claims incidental to its business. The Joint Venture believes that the resolution of such matters will not have a material adverse impact on its financial position or results of operations.

7. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Joint Venture has a management and service agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Joint Venture pays a monthly management fee of 4% of gross revenues to Enstar Cable. Management fee expense was $62,800, $251,600 ($19,900 for the period from December 1, 2002 to December 31, 2002) and $263,500 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Joint Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of gross revenues, representing its interest as the Corporate General Partner. Management fee expense to the Corporate General Partner was $15,700, $62,900 ($5,000 for the period from December 1, 2002 to December 31, 2002) and $65,900 for the years ended December 31, 2003, 2002 and 2001, respectively. No management fee is payable to Enstar Cable or the Corporate General Partner by the Joint Venture and management fees are non-interest bearing.

The Management Agreement also provides that the Joint Venture reimburse Enstar Cable for direct expenses incurred on behalf of the Joint Venture and the Joint Venture’s allocable share of Enstar Cable’s operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Joint Venture. These expenses are charged to the properties served based primarily on the Joint Venture’s allocable share of operational costs associated with the services provided. The Joint Venture reimburses the affiliates for the Joint Venture’s allocable share of the affiliates’ costs. The total amount charged to the Joint Venture for these services and direct expenses approximated $199,000, $698,800 ($50,700 for the period from December 1, 2002 to December 31, 2002) and $859,300 for the years ended December 31, 2003, 2002 and 2001, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Joint Venture for these costs based on its costs. The Joint Venture recorded programming fee expense of $335,200, $1,230,300 ($81,400 for the period from December 1, 2002 to December 31, 2002) and $1,300,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying statements of operations and statements of changes in net assets in liquidation.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

ENSTAR CABLE OF CUMBERLAND VALLEY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 13, 2002 (File No. 000-16779)).

2.2a	Asset Purchase Agreement, dated October 8, 2002, by and between Cumberland Cellular, Inc. and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income/Growth Program Five-A, L.P. filed on November 13, 2002 (File No. 000-16779)).

2.2b	Letter of Amendment, dated February 3, 2003, by and between Cumberland Cellular, Inc. and Enstar Cable of Cumberland Valley (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income Program Five-A, L.P. filed on February 12, 2003 (File No. 000-16779)).

2.3a	Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

2.3b	Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

3	Second Amended and Restated Agreement of Limited Partnership of Enstar Income/Growth Program Five-B, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

10.1	Amended and Restated Partnership Agreement of Enstar Cable of Cumberland Valley, dated as of April 28, 1988. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

10.2	Management Agreement between Enstar Income/Growth Program Five-B, L.P., and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1987.)

10.3	Management Agreement between Enstar Cable of Cumberland Valley and Enstar Cable Corporation, as amended. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-16779 for the fiscal year ended December 31, 1988.)

10.4	Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.5	Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

E-1

Exhibit
Number	Description
10.6	Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

14.1	Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 2002.)

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Administrative Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer). *

*	filed herewith

E-2