Form 10-Q
period 2004-03-31
ENSTAR INCOME GROWTH PROGRAM FIVE-B LP
filed 2004-05-17
CIK 805392

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                 March 31,    December 31,
                                                   2004          2003
                                               ------------  -------------
                                                (Unaudited)
ASSETS:
   Cash and cash equivalents................. $  1,187,400  $   1,189,300
   Due from affiliates.......................       22,300         23,600
   Equity in net assets of Joint Venture ....      638,800        640,300
                                               ------------  -------------
         Total assets........................    1,848,500      1,853,200
                                               ------------  -------------

LIABILITIES:
   Accounts payable and accrued liabilities..       21,200         15,500
                                               ------------  -------------
          Total liabilities..................       21,200         15,500
                                               ------------  -------------
NET ASSETS IN LIQUIDATION:
   General Partners..........................           --             --
   Limited Partners..........................    1,827,300      1,837,700
                                               ------------  -------------
                                              $  1,827,300  $   1,837,700
                                               ============  =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-B, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

                                                                                2004               2003
                                                                          -----------------  ----------------

Additions:
  Distribution from Joint Venture....................................... $              --  $        150,000
                                                                          -----------------  ----------------
      Total additions...................................................                --           150,000
                                                                          -----------------  ----------------
Deductions:
  General and administrative expenses...................................                --            11,900
  Equity in changes in net assets in liquidation of Joint Venture.......             1,500           107,100
  Increase in accrued costs of liquidation..............................             8,900                --
  Other.................................................................                --             4,600
                                                                          -----------------  ----------------
      Total deductions..................................................            10,400           123,600
                                                                          -----------------  ----------------
Net increase (decrease) in net assets in liquidation....................           (10,400)           26,400

NET ASSETS IN LIQUIDATION, beginning of period..........................         1,837,700         6,477,800
                                                                          -----------------  ----------------
NET ASSETS IN LIQUIDATION, end of period................................ $       1,827,300  $      6,504,200
                                                                          =================  ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM FIVE-A, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income/Growth Program Five-B, L.P. (the Partnership) as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2004 are not necessarily indicative of results for the entire year.

The Partnership and an affiliated partnership, Enstar Income/Growth Program Five-A, L.P. ("Enstar Five-A") (collectively, the "Venturers"), each own 50% of Enstar Cable of Cumberland Valley (the "Joint Venture"). The Partnership did not own or operate any cable television operations in 2004 and 2003 other than through its investment in the Joint Venture.

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

2. LIQUIDATION ACCOUNTING

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $8,900 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million. In April 2004, the Joint Venture received $250,000 representing the release of the final indemnity escrow proceeds associated with this sale.

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

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $4.6 million to the Limited Partners in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. No management fees were paid by the Partnership during 2004 and 2003.

Enstar Cable has entered into an identical agreement with Enstar Cable of Cumberland Valley (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense approximated $0 and $57,800 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Joint Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $0 and $14,500 during the three months ended March 31, 2004 and 2003, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Joint Venture for these costs approximated $0 and $158,800 for the three months ended March 31, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Joint Venture for these costs based on an allocation of its costs. The Joint Venture recorded programming fee expense of $0 and $267,200 for the three months ended March 31, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition, which could in turn have a material adverse effect on the Partnership.

6. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The partnership agreement limits the amount of debt the Partnership may incur. Accordingly, due from affiliates as of March 31, 2004 and December 31, 2003 includes $31,600 receivable from the General Partners for negative capital account balances expected to be funded by the General Partners.

7. EQUITY IN NET ASSETS OF ENSTAR CABLE OF CUMBERLAND VALLEY (JOINT VENTURE)

Each of the Venturers shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Condensed financial information for the Joint Venture as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 are presented in the following statements of net assets in liquidation and statements of changes in net assets in liquidation.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Venturers. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $3,000 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the Venturers.

The Corporate General Partner's intention is to terminate the Joint Venture as expeditiously as possible. The Joint Venture made an initial distribution payment of $11.5 million to the Venturers in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

Distributions from the Joint Venture to the Partnership were $150,000 during the three months ended March 31, 2003.

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                     March 31,     December 31,
                                                                        2004           2003
                                                                    ------------   ------------
                                                                    (Unaudited)
ASSETS:
   Cash and cash equivalents..................................... $   1,070,700  $   1,123,100
   Due from purchasers...........................................        28,600             --
   Escrow deposits...............................................       266,000        266,000
                                                                    ------------   ------------
         Total assets............................................     1,365,300      1,389,100
                                                                    ------------   ------------

LIABILITIES:
   Accounts payable and accrued liabilities......................        69,900         68,900
   Due to purchaser..............................................            --         11,600
   Due to affiliates.............................................        17,800         28,000
                                                                    ------------   ------------
          Total liabilities......................................        87,700        108,500
                                                                    ------------   ------------
NET ASSETS IN LIQUIDATION........................................ $   1,277,600  $   1,280,600
                                                                    ============   ============

ENSTAR CABLE OF CUMBERLAND VALLEY
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

                                                                                               2004             2003
                                                                                         ----------------  ---------------
Additions:
  Revenues............................................................................. $             --  $     1,446,000
  Interest income......................................................................                            10,200
                                                                                         ----------------  ---------------
      Total additions..................................................................               --        1,456,200
                                                                                         ----------------  ---------------
Deductions:
  Service costs........................................................................               --          376,000
  General and administrative expenses..................................................               --          229,600
  General and partner management fees and reimbursed expenses..........................               --          231,100
  Capital expenditures.................................................................               --           37,500
  Distributions to venturers...........................................................               --          300,000
  Estimated realizable value in excess or proceeds received from sale of cable system..               --          105,200
  Increase in accrued cost of liquidation..............................................            3,000               --
                                                                                         ----------------  ---------------
      Total deductions.................................................................            3,000        1,279,400
                                                                                         ----------------  ---------------
  Recognition of accrued net operating results.........................................               --         (391,000)
                                                                                         ----------------  ---------------
Net decrease in net assets in liquidation..............................................           (3,000)        (214,200)

NET ASSETS IN LIQUIDATION, beginning of period.........................................        1,280,600       13,281,600
                                                                                         ----------------  ---------------
NET ASSETS IN LIQUIDATION, end of period............................................... $      1,277,600  $    13,067,400
                                                                                         ================  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding such matters and the effect thereof on our business.

On March 31, 2003, pursuant to an asset purchase agreement dated September 30, 2002, the Joint Venture completed the sale of headends in and around Monticello, Kentucky to Access Cable Television, Inc. for a total sale price of approximately $6 million. Also on March 31, 2003, pursuant to an asset purchase agreement dated October 8, 2002, the Joint Venture completed the sale of headends in and around Russell Springs, Kentucky to Cumberland Cellular, Inc. (collectively with the Monticello headend, the Monticello System) for a total sale price of approximately $3 million. In April 2004, the Joint Venture received $250,000 representing the release of the final indemnity escrow proceeds associated with this sale.

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

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the Joint Venture and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $8,900 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

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

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership operated its Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and the sales of the Monticello Systems discussed above. In addition, the Partnership changed to the liquidation basis of accounting on November 30, 2002. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $1,827,300, consisting of assets of $1,848,500, offset by liabilities of $21,200. The net change in net assets in liquidation for the three months ended March 31, 2004 was $10,400 as a result of an increase in estimated costs to liquidate the Partnership and the Joint Venture. Net assets in liquidation at December 31, 2003 were $1,837,700, consisting of assets of $1,853,200, offset by liabilities of $15,500. The net change in net assets in liquidation for the three months ended March 31, 2003 was an increase of $26,400 primarily as a result of the Partnership's share of the net operating results of the Joint Venture's cable systems.

THE JOINT VENTURE

The Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale and the sales of the Monticello Systems discussed above. In addition, the Joint Venture changed to the liquidation basis of accounting on November 30, 2002. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $1,277,600, consisting of assets of $1,365,300, offset by liabilities of $87,700. The net change in net assets in liquidation for three months ended March 31, 2004 was $3,000 as a result of an increase in estimated costs to liquidate the Joint Venture. Net assets in liquidation at December 31, 2003 were $1,280,600, consisting of assets of $1,389,100, offset by liabilities of $108,500. The net change in net assets in liquidation for the three months ended March 31, 2003 was a decrease of $214,200 primarily as a result of distributions to the Joint Venturers.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

Cash and cash equivalents decreased $1,900 from $1,189,300 at December 31, 2003 to $1,187,400 at March 31, 2004. This decrease was attributable to payment of accrued liquidation costs of $2,100.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $4.6 million to the Limited Partners in July 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

THE JOINT VENTURE

Cash and cash equivalents decreased $52,400 from $1,123,100 at December 31, 2003 to $1,070,700 at March 31, 2004. This decrease was attributable to payment of accrued liquidation costs of $3,100 and payments of amounts owed to Telecommunications Management of approximately $40,000.

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

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition, which could in turn have a material adverse effect on us.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer, acting in the capacity of our Principal Executive Officer, and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

  Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley. (Incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q filed on November 13, 2002 (File No. 000- 16779)).

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

Date: May 17, 2004

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated September 30, 2002, by and between Access Cable Television, Inc. and Enstar Cable of Cumberland Valley. (Incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q filed on November 13, 2002 (File No. 000- 16779)).

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